Form 10-K
period 1994-12-31
KEY PRODUCTION CO INC
filed 1995-03-28
CIK 837290

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1994

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from     to

                         COMMISSION FILE NUMBER 0-17162

                               ----------------

                          KEY PRODUCTION COMPANY, INC.

         A Delaware Corporation               IRS Employer No. 84-1089744

                         One Norwest Center, 20th Floor
                              1700 Lincoln Street
                             Denver, CO 80203-4520
                        Telephone Number (303) 837-0779

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.25 PER SHARE

  Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X]
No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  Aggregate market value of the voting stock held by non-affiliates of
  Key Production  Company, Inc. as of March 13, 1995.......... $42,096,362

  Number of shares of Key Production Company, Inc. common stock outstanding  as of March 13, 1995............................  9,171,999

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

 ITEM                                                                      PAGE
 ----                                                                      ----
 PART I...................................................................   1
  1.  BUSINESS...........................................................    1
  2.  PROPERTIES.........................................................    3
  3.  LEGAL PROCEEDINGS..................................................    5
  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    5
      EXECUTIVE OFFICERS OF THE REGISTRANT...............................    5
 PART II..................................................................   6
  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS...........................................................    6
  6.  SELECTED FINANCIAL DATA............................................    6
  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS.............................................    6
  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................   11
  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE..............................................   27
 PART III.................................................................  27
 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*................   27
 11.  EXECUTIVE COMPENSATION*............................................   27
 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*....   27
 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................   27
 PART IV..................................................................  28
 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....   28

- --------
* This information is incorporated herein by reference from the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders.

  All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily-prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and millions of barrels (MMbbls). Oil is compared to natural gas in terms of equivalent thousand cubic feet
(EMcf). One barrel of oil is the energy equivalent of six Mcf of natural gas. With respect to information relating to the Company's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Company's working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I

ITEM 1.BUSINESS

GENERAL

  Key Production Company, Inc. (Key or the Company) is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's exploration interests are spread over 13 states with primary focus areas in the Rocky Mountain region, the Anadarko Basin of Oklahoma and the Gulf Coast. The Company was incorporated in Delaware on June 22, 1988, and maintains its corporate offices in Denver, Colorado. Key opened regional exploration offices in Tulsa, Oklahoma and Houston, Texas in October 1994 and March 1995, respectively. The Company's common stock trades on The Nasdaq Stock Market under the symbol KPCI.

BUSINESS DURING 1994

  Production during 1994 totaled 504 Mbbls of oil and 4,522 MMcf of gas. Oil and gas production increased 142 percent and 18 percent, respectively, as a result of the acquisition of producing properties on April 29, 1994, and due to production from new drilling. Product prices averaged $14.27 per barrel of oil and $1.98 per Mcf of gas.

  The majority of Key's spot market gas production is marketed by Apache Corporation (Apache) and is sold to Natural Gas Clearinghouse (NGC). Sales to NGC accounted for 38 percent of Key's 1994 oil and gas revenues. Eighty-Eight Oil Company (Eighty-Eight Oil) was the largest purchaser of Key's crude oil production. Approximately 19 percent of 1994 revenues resulted from crude oil sales to Eighty-Eight Oil. No other single purchaser accounted for more than 10 percent of revenues in 1994.

  Key has working interests in approximately 1,258 gross (89 net) wells located primarily in the Anadarko Basin of Oklahoma, Wyoming, southern Texas, Louisiana and offshore Gulf of Mexico. In addition, Key has royalty or overriding royalty interests in approximately 60 properties in the Midcontinent region, 60 properties in the Gulf Coast region and 1,750 properties in the Rocky Mountain region. At year end, Key held approximately 90,800 net acres of developed leasehold located primarily in Oklahoma, Wyoming, Texas and Louisiana. Key also held approximately 533,000 net acres of undeveloped leasehold located in the Rocky Mountain region.

  In 1994, the Company spent $23 million on acquisitions of producing and non-producing oil and gas properties and $6.9 million on exploration and development activities. Key participated in drilling 45 gross (6.25 net) wells in 1994. During 1994, 38 gross (3.95 net) wells were completed as producers and 7 gross (2.29 net) wells were dry. Sales of producing properties were not significant in 1994.

COMPETITION

  The oil and gas industry is highly competitive. As an independent oil and gas company, Key must compete against companies with substantially larger financial and other resources for a variety of opportunities including reserve and lease acquisitions and marketing agreements.

NATURAL GAS AND OIL PRICES

  Key's gas price averaged $1.98 per Mcf in 1994, $.21 lower than the prior year average of $2.19 per Mcf. Key's average realized oil price fell to $14.27 per barrel in 1994, down from $15.36 in the prior year. Key's business will continue to be affected by future changes in domestic and international oil and gas prices. No assurances can be given as to the trend in, or level of, future oil and gas prices.

RESERVE VALUE CEILING TEST

  Key reviews the carrying value of its oil and gas properties on a quarterly basis under the full cost accounting rules of the Securities and Exchange Commission (SEC or the Commission). Under the full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down were required, the one-time charge to earnings would not impact cash flow from operating activities. Key did not record any write-downs in the three years ended December 31, 1994.

REGULATION OF OIL AND GAS

  Key's exploration, production and marketing are regulated extensively at the federal, state and local levels. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, the states in which Key produces oil and gas have statutes or regulations addressing production practices that may affect Key's operations and limit the quantity of hydrocarbons Key may produce and sell. Other regulated matters include the marketing and transportation of oil and gas and the valuation of royalty payments.

  Among other regulated matters on the federal level, the Federal Energy Regulatory Commission (FERC) regulates interstate transportation of natural gas under the Natural Gas Act. Key's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, FERC has issued a series of orders which have significantly altered the marketing and transportation of natural gas. To date, Key has not experienced any material adverse effect on gas marketing as a result of these FERC orders. However, the Company cannot predict what effect subsequent regulations may have on its future gas marketing.

ENVIRONMENTAL

  Key, as an owner of interests in oil and gas properties, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater.

  Key has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. These costs are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters. However, the Company does not believe any such additional expenses will materially affect its business. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Key any differently or to any greater or lesser extent than other companies in the industry.

  The Company is not aware of any environmental claims existing as of December 31, 1994, which would have a material impact upon the Company's financial condition or the results of operations. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

EMPLOYEES

  On December 31, 1994, Key had 21 full-time employees.

OFFICES

  Key's principal executive offices are located at One Norwest Center, 20th Floor, 1700 Lincoln Street, Denver, Colorado 80203-4520.

ITEM 2.PROPERTIES

PRODUCTIVE WELLS AND ACREAGE

  The number of productive gas and oil wells in which Key has working interests as of December 31, 1994, is set forth below. All of these properties are operated by other owners.

                                                              GAS        OIL
                                                           ---------- ----------
                                                           GROSS NET  GROSS NET
                                                           ----- ---- ----- ----
Midcontinent..............................................  289  11.4   32   1.8
Gulf Coast................................................  125  12.6   47   4.1
Rocky Mountains...........................................  102   3.9  663  55.2
                                                            ---  ----  ---  ----
                                                            516  27.9  742  61.1
                                                            ===  ====  ===  ====

  In addition, Key has royalty or overriding royalty interests in approximately 60 properties in the Midcontinent region, 60 properties in the Gulf Coast region and 1,750 properties in the Rocky Mountain region. As of December 31, 1994, Key held approximately 90,800 net developed acres. Approximately
70,500 net acres are located in the Rocky Mountains with the remainder located in the Midcontinent and Gulf Coast regions.

GROSS WELLS DRILLED

  The following table sets forth the number of wells drilled during 1994 and 1993 in which the Company participated. Drilling in 1992 was not significant.

                                           EXPLORATORY         DEVELOPMENTAL
                                       -------------------- --------------------
                                       PRODUCTIVE DRY TOTAL PRODUCTIVE DRY TOTAL
                                       ---------- --- ----- ---------- --- -----
1994
Midcontinent..........................    --      --   --       16       1   17
Gulf Coast............................    --      --   --       10       1   11
Rocky Mountains.......................      1       2    3      11       3   14
                                          ---     ---  ---     ---     ---  ---
                                            1       2    3      37       5   42
                                          ===     ===  ===     ===     ===  ===
1993
Midcontinent..........................    --      --   --       18     --    18
Gulf Coast............................    --      --   --        1     --     1
Rocky Mountains.......................    --      --   --        8     --     8
                                          ---     ---  ---     ---     ---  ---
                                          --      --   --       27     --    27
                                          ===     ===  ===     ===     ===  ===

  At December 31, 1994, 9 gross (.95 net) wells were in the process of being drilled.

UNDEVELOPED ACREAGE

  As of December 31, 1994, Key held an interest in approximately 533,000 net undeveloped acres located in the Rocky Mountain region.

PRODUCTION AND PRICING INFORMATION

  The following table describes, for each of the last three fiscal years, oil and gas production and pricing data for the Company.

                                                  AVERAGE
                                                 PRODUCTION AVERAGE SALES PRICE
                                      OIL   GAS     COST    -------------------
YEAR ENDED DECEMBER 31,              MBBLS MMCF   PER EMCF   PER BBL   PER MCF
- -----------------------              ----- ----- ----------  -------  ---------
1994................................  504  4,522    $.68    $    14.27 $    1.98
1993................................  208  3,822    $.63    $    15.36 $    2.19
1992................................  352  6,224    $.69    $    17.18 $    1.83

RESERVE VALUE INFORMATION

  The estimated proved oil and gas reserves of Key, as of December 31, 1994, 1993 and 1992, and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1994, 1993 and 1992, are included in Supplemental Oil and Gas Disclosures to Financial Statements appearing on pages 24 through 26 of this Form 10-K. Supplemental Oil and Gas Disclosures also include Key's net revenues from production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1994.

  Future reserve values are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalations.

                                                    PRESENT VALUE OF ESTIMATED
                                                   FUTURE NET CASH FLOWS BEFORE
                              ESTIMATED FUTURE              INCOME TAX
                               NET CASH FLOWS       (DISCOUNTED AT 10 PERCENT)
                          ------------------------ -----------------------------
                                          PROVED                     PROVED
YEAR ENDED DECEMBER 31,       PROVED     DEVELOPED    PROVED        DEVELOPED
- -----------------------   -------------- --------- -----------------------------
                          (IN THOUSANDS)
1994.....................    $77,106      $72,404  $       51,328 $       49,015
1993.....................    $54,872      $54,323  $       38,577 $       38,211
1992.....................    $68,730      $67,572  $       43,662 $       42,913

  Estimated future net cash flows at December 31, 1994, are expected to be received as shown in the following years:

                                                                        PROVED
YEAR ENDED DECEMBER 31,                                        PROVED  DEVELOPED
- -----------------------                                        ------- ---------
                                                                (IN THOUSANDS)
1995.......................................................... $12,602  $12,683
1996..........................................................   9,761   10,567
1997..........................................................  10,557    9,226
Thereafter....................................................  44,186   39,928
                                                               -------  -------
Total......................................................... $77,106  $72,404
                                                               =======  =======

  No major discovery or other favorable or adverse event is believed to have occurred since December 31, 1994, which would cause significant change in the estimated proved reserves reported herein. The above estimates are based on year-end pricing in accordance with Commission guidelines and do not reflect current prices. Since January 1, 1994, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and/or the Energy Information Administration.

ITEM 3.LEGAL PROCEEDINGS

  The Company is not subject to any pending litigation that, in the opinion of the Company's management, will materially affect the financial position or results of operations of the Company.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted for a vote of security holders during the fourth quarter of 1994.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  FRANCIS H. MERELLI, 59, has been chairman of the board of directors, president and chief executive officer of the Company since September 9, 1992. From July 1991 to September 1992, Mr. Merelli was engaged as a private consultant in the oil and gas industry. Mr. Merelli was president and chief operating officer of Apache Corporation, and president, chief operating officer and a director of Key from June 1988 to July 1991, at which time he resigned from those positions in both companies. He was president of Terra Resources, Inc. from 1979 to 1988.

  MONROE W. ROBERTSON, 45, has been with the Company since September 10, 1992. Since February 1994, he has served as senior vice president and corporate secretary and prior to that time as vice president and corporate secretary. From August 1988 to July 1992, he was employed by Apache Corporation in various capacities, the most recent of which was director of operational planning. From 1986 to 1988, Mr. Robertson was director of corporate planning for Terra Resources, Inc. From 1973 to 1986, Mr. Robertson was employed by Gulf Oil Corporation.

  CATHY L. ANDERSON, 39, has been controller of the Company since January 15, 1993. From July 1985 to January 1993, Ms. Anderson was employed by Arthur Andersen & Co., a public accounting firm, in various capacities, the most recent of which was audit manager.

  STEPHEN P. BELL, 40, has been vice president--land of the Company since February 2, 1994. From March 1991 to February 1994, he was president of Concord Reserve, Inc., a privately-held independent oil and gas company. He was employed by Pacific Enterprises Oil Company (formerly Terra Resources, Inc.) as midcontinent regional manager from February 1990 to February 1991 and as land manager from August 1985 to January 1990.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

  Key's common stock, par value $.25 per share, trades on The Nasdaq Stock Market under the symbol KPCI. No dividends were paid in 1994 or in 1993. The table below shows the market price of the common stock for 1994 and 1993:

                                                            MARKET PRICE
                                                     ---------------------------
                                                         1994          1993
                                                     ------------- -------------
                                                      HIGH   LOW    HIGH   LOW
                                                     ------ ------ ------ ------
First Quarter....................................... $4.000 $2.750 $3.125 $2.500
Second Quarter...................................... $4.750 $3.000 $5.000 $2.750
Third Quarter....................................... $4.750 $3.625 $4.750 $3.875
Fourth Quarter...................................... $5.375 $3.500 $4.250 $2.875

  The closing price of Key's common stock as reported on The Nasdaq Stock Market for March 13, 1995, was $4.75. At March 13, 1995, the Company's 9,171,999 shares of common stock outstanding were held by 6,074 stockholders of record and approximately 5,100 beneficial owners.

ITEM 6.SELECTED FINANCIAL DATA

  The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 1994, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                          1994    1993    1992    1991    1990
                                         ------- ------- ------- ------- -------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues................................ $16,637 $11,735 $17,641 $23,444 $31,211
Net income(a)...........................   2,943   3,495     267   2,437   3,473
  Per share(a)..........................     .30     .34     .03     .22     .30
Cash dividends..........................     --      --    1,598   4,345   3,198
  Per share.............................     --      --     .150    .385    .275
Oil and gas expenditures................  29,966   1,885   1,371   1,600   1,615
Total assets............................  52,611  39,805  41,040  46,995  62,558
Long-term debt..........................  10,000     --    2,708   4,661  14,193
Stockholders' equity ...................  34,257  35,918  32,400  35,393  40,467

- --------
(a) Net income for 1993 includes a non-recurring gain of $1,603,000 ($.16 per share) due to a change in the method of accounting for income taxes and an extraordinary loss on early extinguishment of debt of $122,000 ($.01 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

  Key is reporting 1994 net income of $2.9 million, or $.30 per share. On a per share basis, this represents a 58 percent increase from the $2 million income from continuing operations ($.19 per share) reported in 1993, and is eleven times the $267,000 net income reported in 1992. Earnings for 1994, 1993 and 1992 are based on oil and gas revenues of $16.3, $11.7 and $17.6 million, respectively.

  Net income for 1993 was $3.5 million ($.34 per share) and includes a $1.6 million non-recurring benefit resulting from the adoption of Statement of Financial Accounting Standards No. 109 in January 1993 and $122,000 loss on early extinguishment of debt.

REVENUES

  Oil and gas revenues increased by $4.6 million, or 40 percent to reach $16.3 million in 1994. The increase is the result of the Company's second quarter 1994 acquisition and the positive impact that wells drilled or recompleted since last year are having on oil and gas production.

  Between 1993 and 1992, oil and gas revenues dropped by 34 percent to $11.7 million. The decrease in 1993 was the result of sizeable property sales made in 1993 and 1992 and normal production declines on the remaining properties.

  Gas sales for 1994 increased by 7 percent to $9.0 million. The increase in gas sales is the result of gas volumes climbing 18 percent between 1994 and 1993. Daily production volumes went from 10,470 Mcf per day in 1993 to 12,389 Mcf per day in 1994 and had a positive impact of $1.5 million. This was more than enough to offset the effect of falling prices in the latter part of 1994. Key's average gas price dropped from $2.19 per Mcf in 1993 to $1.98 per Mcf in 1994.

  Key's 1993 gas sales of $8.4 million reflected a 26 percent decrease from the previous year. While prices increased by $.36 to $2.19 per Mcf in 1993 and had a positive impact of $1.4 million, it was not enough to offset the effect of declining volumes. The average daily gas volume was 10,470 Mcf in 1993 versus 17,006 Mcf in 1992. Lower volumes account for $4.4 million of the $3 million total decline in gas sales.

  Spurred on by the acquisition, 1994 oil sales increased by $4 million to $7.2 million. Daily oil production more than doubled, going from 569 barrels per day in 1993 to 1,382 barrels per day in 1994. Production increases added $4.6 million to sales, while a 7 percent dip in prices reduced sales by $.6 million. The average price for oil was $14.27 per barrel in 1994 compared to $15.36 per barrel in 1993.

  The Company's oil sales for 1993 dropped 47 percent to $3.2 million. Key received an average price of $15.36 per barrel in 1993 compared to $17.18 per barrel in 1992. Price contributed a negative $.4 million to the overall decline. The effect of production declines was more significant than pricing. Daily volumes fell from 960 barrels per day in 1992 to 569 barrels per day in 1993 and reduced sales by $2.4 million.

  Product sales from gas processing plants contributed $140,000, $106,000 and $198,000 to oil and gas production revenues in 1994, 1993 and 1992, respectively. In terms of product mix, Key derived 55 percent of its 1994 oil and gas revenues from gas, 44 percent from oil and the balance from plant product sales.

  Other revenues for 1994 include proceeds from a gas contract settlement in the amount of $300,000.

COSTS AND EXPENSES

  Depreciation, depletion and amortization (DD&A) expense increased by 37 percent between 1994 and 1993. The increase is due to relatively higher oil and gas sales and net properties in 1994. Reserve additions from the acquisition and drilling helped reduce the amortization rate to 32.1 percent of revenue from 33.1 percent in the prior year. DD&A expense for 1993 declined 48 percent from the previous year to $3.9 million as a result of reduced oil and gas sales and a lower amortization rate. Key's amortization rate for 1993 was 33.1 percent of sales compared to 42.5 percent in 1992. The lower rate in 1993 was due to improved pricing, property sales and the addition of reserves from revisions and drilling.

  Key's operating expenses for 1994 increased by 59 percent to $5.1 million. The increase is largely due to the second quarter acquisition and is in line with the boost to oil and gas revenues. On a unit of production basis, operating expenses for 1994 are $.68 per EMcf, up from $.63 per EMcf in 1993. This increase is due to the fact that the acquired properties have a higher oil percentage than the other Key properties and oil properties generally have higher lifting costs than gas properties. Operating expenses decreased $2.5 million between 1993 and 1992 primarily due to reduced lease operating expense resulting from the sale of oil and gas properties. Production taxes also declined in direct correlation with the drop in oil and gas revenues. Based on units of production, operating expenses decreased to $.63 per EMcf in 1993, down from $.69 in 1992. The decrease on an EMcf basis is largely attributable to the sale of lower-value properties in the first quarter of 1993.

  Administrative, selling and other costs in 1994 declined 7 percent from a year ago to $1.4 million, while comparable costs in 1993 declined 59 percent from 1992. The slight decline in administrative expenses occurred in 1994 despite the costs associated with administering a larger asset base. On a units of production basis, administrative expense decreased to $.19 per EMcf, compared to $.30 per EMcf in 1993. In 1993, Apache provided accounting and administrative services to Key for the first four months. Key paid Apache $300,000 for services provided and this amount is included in the 1993 total. The dramatic drop in expenses between 1992 and 1993 is attributable to the sale of lower-value properties in the first quarter of 1993 and the assumption of all administrative and accounting duties by Key.

  In the second quarter of 1994, Key entered into a $50 million credit facility with NationsBank of Texas, N.A. The Company elected an $18 million borrowing base and drew $12.5 million to fund the acquisition. The Company had repaid $2.5 million as of December 31, 1994. Annual interest for 1994 increased from $125,000 to $446,000 as a result of this new borrowing. Interest expense decreased significantly between 1992 and 1993 as a result of Key's aggressive, pre-acquisition plan of debt reduction. Interest was reduced from $461,000 in 1992 to $125,000 in 1993.

  Interest was capitalized for borrowings associated with the undeveloped leasehold recently acquired. No capitalized interest was recorded for 1993 or 1992.

  Interest income of $110,000, $282,000 and $40,000 was recorded for the years 1994, 1993 and 1992, respectively. The high interest income in 1993 reflects the investment of property sales proceeds from the first quarter of 1993. Interest income for 1994 declined due to a decrease in the average cash balance. Available cash was used to partially fund the acquisition.

CASH FLOW AND LIQUIDITY

  Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to satisfy its financial commitments. Key's primary needs for cash are to fund oil and gas exploration, development and acquisition activities and for payment of existing obligations and trade commitments related to oil and gas operations. The Company's primary sources of liquidity are cash flows from operating activities and proceeds from financing activities. Management believes that the overall sources of funds available to Key will continue to be more than sufficient to satisfy the Company's financial obligations.

  Cash from operating activities increased $4.9 million to $11.6 million in 1994. Most of this increase can be traced to Key's 1994 acquisition and active drilling program. The resulting higher oil and gas production translates into elevated oil and gas revenues and a boost to cash from operating activities. Between 1992 and 1993, cash from operating activities fell by $1 million, or 13 percent. The decrease was consistent with the declines in oil and gas revenues in 1993.

  Cash expenditures for exploration and development for 1994 totaled $6.1 million, or 53 percent of cash from operating activities. This compares to $1.9 million and 29 percent of cash from operating activities expended on drilling activity in 1993. Beginning in the second quarter of 1993, the Company implemented its strategy to increase production and reserves through selective drilling. In 1992, Key spent only $1.4 million or 18 percent of cash from operating activities and primarily focused on recompletions and maintaining production on older wells. During 1994, Key expanded its drilling program to 45 gross wells (6.25 net) compared to 27 gross wells (.6 net) drilled in 1993.

  In the second quarter of 1994, Key completed a transaction to acquire assets in the Rocky Mountain region for $22.75 million. As of the October 1, 1993 effective date, the acquisition included 2.6 million barrels of oil, 8 billion cubic feet of natural gas and approximately 980,000 net undeveloped acres.

  Prior to January 1, 1993, Key was a limited partner in Apache Petroleum Company Operating Partnership (APCOP). Apache Corporation (Apache) was general partner of APCOP. On January 1, 1993, APCOP was dissolved and Key was assigned its pro-rata interest in the oil and gas properties and certain other assets and liabilities of APCOP.

  At December 31, 1992, long-term debt, including current maturities, totaled almost $3 million. In connection with the dissolution transaction, Apache assumed APCOP's share of the "1986 Limited Recourse Notes" and "Offshore Venture Financing" which had the effect of reducing Key's long-term debt by approximately $800,000. Subsequent to the dissolution, Key's total outstanding debt was comprised of its share of the 9 percent convertible subordinated debentures due 2001. The debentures were redeemed at 101 percent of par value on July 15, 1993, using cash on hand. In the second quarter of 1994, Key drew $12.5 million on its credit facility with NationsBank to partially fund the acquisition. The Company repaid $2.5 million of the loan using cash from operations in the second half of 1994.

  In 1993, the Company received $3.9 million in proceeds from the sale of approximately 1,100 low value oil and gas properties, the sale of a net profit reversionary interest and the sale of a negative reversionary interest. The properties and net profit interests were sold to Apache to reduce the administrative expense Key would incur accounting for numerous low-value properties. Key sold selected oil and gas properties in 1992 for $3.7 million.

  In 1994, Key purchased 292,171 shares of its own stock for $1.3 million, or an average of $4.58 per share. In addition, in a non-cash transaction, Key re-acquired 800,000 shares of its own stock from Apache in exchange for approximately 200,000 net undeveloped acres that Key owned in the Green River Basin of Wyoming. During 1992, Key purchased 528,929 shares of its own stock on the open market for $1.7 million, an average of $3.14 per share. The purchases were primarily made using cash from operations and proceeds from property sales. Transactions for the purchase of shares in 1993 were immaterial.

  In September 1992, Key's Board of Directors discontinued the payment of semiannual dividends and redirected cash flow to increase its reserve base. The Company paid cash dividends of $1.6 million ($.15 per share) in 1992.

  The Company's cash balance is down substantially from the $9.2 million carried at December 31, 1993. Cash combined with bank financing was used to complete the second quarter 1994 property acquisition. The Company's ratio of current assets to current liabilities at year-end was 1 to 1, down from 7.4 to 1 at year-end 1993.

  Management believes that cash on hand at year-end, net cash generated from operations and remaining amounts available under the existing line of credit will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding operations, exploration and development activities.

FUTURE TRENDS

  The Company intends to continue to expand its exploration and development activities. In October 1994, Key opened a regional exploration office in Tulsa, Oklahoma. Four employees are currently assigned to this office. Their focus is to identify opportunities associated with Key's existing acreage position in Oklahoma and to find additional exploration opportunities in this region. In March 1995, Key opened a regional exploration office in Houston, Texas. Personnel in this office will be looking for ways to expand Key's exploration activities in the Gulf Coast area.

  Expanded exploration and development activities in the Rocky Mountain area are also being pursued. In connection with its 1994 acquisition, the Company acquired working and royalty interests in producing properties in the Rocky Mountain region, as well as a significant undeveloped leasehold position in that region. At December 31, 1994, Key held interests in approximately 533,000 net undeveloped acres in the Rocky Mountains. The Company intends to pursue various methods of maximizing the value of this acreage including drilling for its own account and participating with others to develop the acreage. Sales of portions of the acreage will be pursued and acreage in areas where the Company does not see significant development potential will be allowed to expire.

  At December 31, 1994, Key did not operate any oil and gas properties. As the Rocky Mountain acreage is developed and as opportunities arise in other areas, Key intends to assume an operating role in those situations where it feels controlling operations is advantageous.

  The Company intends to continue to consider acquisition and joint venture opportunities as they arise. As in the past, transactions of this type may be consummated if the economic and strategic factors appear favorable.

  Key experienced significant growth in personnel during 1994. The Company employed 21 full-time employees at December 31, 1994, compared to only 9 employees at the same point a year ago. The Company expects the number of employees to continue to increase as its exploration program grows and as it takes on operations.

  The currently depressed price of natural gas will impact the cash provided by operations. However the Company still expects that cash on hand, net cash generated by operating activities and amounts available under the credit facility will be adequate to meet future liquidity needs under current corporate policies. Management believes that the overall sources of funds available to Key will continue to be sufficient to satisfy the Company's financial obligations and to provide resources for exploration, development and acquisition activities.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See following Index

                          KEY PRODUCTION COMPANY, INC.

            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                            PAGE
                                                                            ----
Statement of income for each of the three years in the period ended Decem-
 ber 31, 1994.............................................................   12
Statement of cash flows for each of the three years in the period ended
 December 31, 1994........................................................   13
Balance sheet as of December 31, 1994 and 1993............................   14
Statement of stockholders' equity for each of the three years in the pe-
 riod ended December 31, 1994.............................................   15
Summary of significant accounting policies................................   16
Notes to financial statements.............................................   18
Report of independent public accountants..................................   23
Supplemental oil and gas disclosures......................................   24
Supplemental quarterly financial data.....................................   27

  All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the financial statements or related notes thereto.

                          KEY PRODUCTION COMPANY, INC.

                              STATEMENT OF INCOME

                                         FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1994          1993          1992
                                      ------------  ------------  ------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Oil and gas production revenues.... $     16,307  $     11,658  $     17,598
  Other revenues.....................          330            77            43
                                      ------------  ------------  ------------
                                            16,637        11,735        17,641
                                      ------------  ------------  ------------
OPERATING EXPENSES:
  Depreciation, depletion and amorti-
   zation ...........................        5,328         3,902         7,476
  Operating costs....................        5,103         3,207         5,732
  Administrative, selling and other..        1,432         1,535         3,707
  Financing costs:
    Interest expense.................          137           125           461
    Interest income..................         (110)         (282)          (40)
                                      ------------  ------------  ------------
                                            11,890         8,487        17,336
                                      ------------  ------------  ------------
INCOME BEFORE INCOME TAXES, EXTRAOR-
 DINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRIN-
 CIPLE...............................        4,747         3,248           305
PROVISION FOR INCOME TAXES...........        1,804         1,234            38
                                      ------------  ------------  ------------
NET INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE......        2,943         2,014           267
  Extraordinary item (loss on early
   extinguishment of debt, net of
   related income tax benefit of
   $74,000)..........................          --           (122)          --
  Cumulative effect of change in ac-
   counting for income taxes.........          --          1,603           --
                                      ------------  ------------  ------------
NET INCOME........................... $      2,943  $      3,495  $        267
                                      ============  ============  ============
NET INCOME PER COMMON SHARE:
  Before extraordinary item and cumu-
   lative effect of change in
   accounting principle.............. $        .30  $        .19  $        .03
  Extraordinary item.................          --           (.01)          --
  Cumulative effect of change in ac-
   counting for income taxes.........          --            .16           --
                                      ------------  ------------  ------------
NET INCOME PER SHARE................. $        .30  $        .34  $        .03
                                      ============  ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING..        9,808        10,252        10,427
                                      ============  ============  ============

        The accompanying Summary of Significant Accounting Policies and Notes to Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                            STATEMENT OF CASH FLOWS

                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1994          1993          1992
                                       ------------  ------------  ------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $      2,943  $      3,495  $        267
  Adjustment to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion and amor-
    tization.........................         5,328         3,902         7,476
   Deferred income taxes.............         1,552         1,104          (139)
   Cumulative effect of change in
    method of accounting for income
    taxes............................           --         (1,603)          --
   Loss on early extinguishment of
    debt, net of taxes...............           --            122           --
  Changes in operating assets and li-
   abilities:
   (Increase) decrease in receiv-
    ables............................          (426)          763           232
   (Increase) decrease in prepaid ex-
    penses...........................            86            25          (217)
   Increase (decrease) in accounts
    payable and accrued expenses.....         1,308          (214)          107
   Increase (decrease) in long-term
    property liabilities and other...           823          (912)          (55)
                                       ------------  ------------  ------------
    Net cash provided by operating
     activities......................        11,614         6,682         7,671
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas exploration and devel-
   opment expenditures...............        (6,128)       (1,928)       (1,371)
  Acquisition of oil and gas proper-
   ties..............................       (23,021)          --            --
  Proceeds from sale of oil and gas
   properties........................           321         3,859         3,680
  Other capital expenditures.........          (383)         (241)           (3)
                                       ------------  ------------  ------------
    Net cash provided (used) by in-
     vesting activities..............       (29,211)        1,690         2,306
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings...............        12,500           --            230
  Payments on long-term debt.........        (2,500)       (3,183)       (3,105)
  Payments to acquire treasury stock.        (1,337)           (1)       (1,662)
  Dividends paid.....................           --            --         (1,598)
                                       ------------  ------------  ------------
    Net cash provided (used) by fi-
     nancing activities..............         8,663        (3,184)       (6,135)
                                       ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................        (8,934)        5,188         3,842
CASH AND CASH EQUIVALENTS AT BEGIN-
 NING OF YEAR........................         9,215         4,027           185
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR................................  $        281  $      9,215  $      4,027
                                       ============  ============  ============


    The accompanying Summary of Significant Accounting Policies and Notes to
           Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                                 BALANCE SHEET

                                                      DECEMBER 31,
                                            ----------------------------------
                                                  1994              1993
                                            ----------------  ----------------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................ $            281  $          9,215
  Receivables..............................            3,376             2,950
  Prepaid expenses.........................              160               246
                                            ----------------  ----------------
                                                       3,817            12,411
                                            ----------------  ----------------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
  Proved properties........................           49,381            30,899
  Unproved properties and properties under
   development, not being
   amortized...............................            7,953                90
                                            ----------------  ----------------
                                                      57,334            30,989
  Less--accumulated depreciation, depletion
   and amortization........................           (9,105)           (3,864)
                                            ----------------  ----------------
                                                      48,229            27,125
                                            ----------------  ----------------
OTHER ASSETS, NET..........................              565               269
                                            ----------------  ----------------
                                            $         52,611  $         39,805
                                            ================  ================
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................... $          2,193  $          1,223
  Accrued lease operating expense and other
   ........................................            1,565               443
                                            ----------------  ----------------
                                                       3,758             1,666
                                            ----------------  ----------------
LONG-TERM DEBT.............................           10,000               --
                                            ----------------  ----------------
DEFERRED CREDIT AND OTHER NON-CURRENT LIA-
 BILITIES:
  Income taxes.............................            2,656             1,104
  Long-term property liabilities and other.
   ........................................            1,940             1,117
                                            ----------------  ----------------
                                                       4,596             2,221
                                            ----------------  ----------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
  Common stock, $.25 par value, 50,000,000
   shares authorized,
   11,656,350 shares issued................            2,914             2,914
  Paid-in capital..........................           34,388            34,385
  Retained earnings........................            6,435             3,492
  Treasury stock at cost, 2,484,351 and
   1,400,413 shares, respectively..........           (9,480)           (4,873)
                                            ----------------  ----------------
                                                      34,257            35,918
                                            ----------------  ----------------
                                            $         52,611  $         39,805
                                            ================  ================

        The accompanying Summary of Significant Accounting Policies and Notes to Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                       TOTAL
                                       PAID-IN  RETAINED TREASURY  STOCKHOLDERS'
                          COMMON STOCK CAPITAL  EARNINGS  STOCK       EQUITY
                          ------------ -------  -------- --------  -------------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE, DECEMBER 31,
 1991....................    $2,914    $35,712   $  --   $(3,233)     $35,393
  Net income.............       --         --       267      --           267
  Dividends ($.15/share).       --      (1,331)    (267)     --        (1,598)
  Treasury stock pur-
   chased................       --         --       --    (1,662)      (1,662)
                             ------    -------   ------  -------      -------
BALANCE, DECEMBER 31,
 1992....................     2,914     34,381      --    (4,895)      32,400
  Net income.............       --         --     3,495      --         3,495
  Treasury stock issued..       --           1      --        23           24
  Treasury stock pur-
   chased................       --           3       (3)      (1)          (1)
                             ------    -------   ------  -------      -------
BALANCE, DECEMBER 31,
 1993....................     2,914     34,385    3,492   (4,873)      35,918
  Net income.............       --         --     2,943      --         2,943
  Treasury stock issued..       --           3      --        30           33
  Treasury stock pur-
   chased................       --         --       --    (4,637)      (4,637)
                             ------    -------   ------  -------      -------
BALANCE, DECEMBER 31,
 1994....................    $2,914    $34,388   $6,435  $(9,480)     $34,257
                             ======    =======   ======  =======      =======




        The accompanying Summary of Significant Accounting Policies and Notes to Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FORMATION OF KEY PRODUCTION COMPANY, INC.

  Key Production Company, Inc. (Key or the Company) was formed in 1988 to succeed to a portion of the assets and liabilities of Apache Petroleum Company L.P. (APC). From 1988 through the third quarter of 1992, the Company used operating cash flow and property sales proceeds to reduce debt, repurchase shares of its common stock and pay dividends. In light of its depleting reserves and increasingly disproportionate general and administrative costs, the Company began evaluating strategic alternatives for its future.

  Since inception, all of Key's operating and managerial functions had been performed by Apache Corporation (Apache) under the terms of a management agreement between Key and Apache. On September 9, 1992, Key's board of directors announced its intention to establish a management team independent of Apache and to engage the Company in active operations. They elected a board of directors unrelated to Apache. The newly-elected board announced its intention to discontinue semiannual dividend payments and use the Company's cash flows to actively pursue alternatives for increasing its reserve base.

  Apache subsequently gave Key notice of its intent to dissolve APC Operating Partnership L.P. (APCOP) and, effective January 1, 1993, the parties entered into an agreement covering the distribution of APCOP's assets. Under the terms of the agreement, Apache assumed the majority of APCOP's trade payables and accrued liabilities plus a portion of its long-term debt in exchange for a portion of APCOP's current assets. In addition, Key sold its interest in approximately 1,100 properties to Apache. The properties sold were primarily those with low individual values. These properties were sold to reduce the overhead Key would subsequently incur by accounting for numerous low-value properties. APCOP's remaining assets were distributed to Apache and Key in accordance with their respective partnership interests.

BASIS OF PRESENTATION

  The accompanying financial statements include the accounts of Key for 1994, 1993 and 1992 and its proportionate share of APCOP for 1992.

OIL AND GAS PROPERTIES

  The Company follows the full cost method of accounting for its investment in oil and gas properties and, accordingly, capitalizes all exploration and development costs incurred for the purposes of finding oil and gas reserves, including dry hole costs, geological and geophysical costs and direct overhead related to exploration and development activities. Payroll and other internal costs capitalized include salaries and related benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as other specifically identifiable internal costs. No gains or losses are normally recognized on the sale or disposition of oil and gas properties under full cost accounting.

  Key computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the future gross revenue method. The quarterly provision is calculated by multiplying the quarter's oil and gas revenues by an overall rate determined by dividing the total unamortized cost of oil and gas properties (excluding the cost of investments in unproved and unevaluated properties) by the total estimated future oil and gas revenues.

  Key limits the capitalized costs of oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at ten percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Company has not recorded any such write-downs of capitalized costs for the three years ended December 31, 1994.

  The costs of certain unevaluated leasehold acreage and wells in the process of being drilled are not being amortized. Amortization will commence when such costs are evaluated or upon completion of wells in progress. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, the portion of the carrying cost in excess of the current value is included in the costs subject to amortization. Interest costs related to undeveloped properties are also capitalized. Financing costs were reduced by capitalized interest totaling $309,000 in 1994. No interest was capitalized during 1993 and 1992.

  Office furniture and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets which range from five to ten years.

REVENUE RECOGNITION

  Key uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Key is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are reflected as adjustments to reported gas reserves and future cash flows. Adjustments for gas imbalances reduced Key's proved gas reserves by approximately 9 percent at December 31, 1994.

INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. A deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities as measured by the enacted tax rates. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized. In 1993, the Company recognized a one-time cumulative benefit of the accounting change on prior years of $1,603,000 and established a valuation allowance for its deferred tax assets.

NET INCOME PER SHARE

  Net income per share amounts are based on the weighted average number of common shares outstanding during each year. The effects of common stock equivalents, which includes shares issued upon the exercise of outstanding stock options, are considered in this calculation. For all the periods presented, the common stock equivalents were either antidilutive or their inclusion did not materially effect the net income per share amounts.

STATEMENT OF CASH FLOWS

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.3 percent and 3.1 percent rates of interest at December 31, 1994 and 1993, respectively, with cost approximating market.

RECLASSIFICATION

  Certain prior year amounts have been reclassified to conform with the 1994 presentation.

TREASURY STOCK

  Treasury shares were acquired in 1994 and 1992 under the Company's policy of repurchasing shares when market conditions appear favorable. Treasury stock is recorded at cost.

                          KEY PRODUCTION COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS
1.ACQUISITIONS AND DIVESTITURES

  On April 29, 1994, Key completed a transaction to purchase all the assets of a privately-held independent oil and gas company for $22.75 million. As of the effective date, October 1, 1993, the assets included 2.6 million barrels of oil, 8 billion cubic feet of natural gas and approximately 980,000 net undeveloped acres. Key used cash on hand and a $12.5 million draw on its credit facility to fund the acquisition.

  Effective January 1, 1993, Key sold its interest in approximately 1,100 properties to Apache for $3.9 million. The properties sold were those with low individual values. During 1992, APCOP sold selected oil and gas properties for which Key received $3.7 million.

  The following unaudited pro forma information was prepared as if the acquisition and property sales occurred on January 1, 1992. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future operations.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                              1994         1993         1992
                                          ------------ ------------ ------------
                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues................................. $     19,148 $     21,809 $     23,729
Net income............................... $      3,154 $      5,339 $        969
Net income per share..................... $        .32 $        .52 $        .09

2.DEBT

  Bank Financing--The bank financing is a $50 million revolving credit facility with NationsBank of Texas, N.A. The Company entered into the agreement on April 25, 1994, to fund the above-mentioned acquisition and any future acquisition and drilling opportunities. The Company elected an $18 million borrowing base, which was significantly less than the total borrowing base that could have been requested under the terms of the agreement.

  Interest on amounts borrowed is charged at NationsBank's prime rate or at London Interbank Offered Rates (LIBOR) plus .5 to 1.125 percent, at the Company's option. The factor added to LIBOR rates is determined by the Company's debt to capitalization ratio at the time of borrowing. The average interest rate on the various maturities of debt outstanding at December 31, 1994, was 6.41 percent. Key pays a .25 percent fee on the unused portion of the borrowing base, as well as other fees of approximately $10,000 per year in return for the bank's commitment to maintain the availability of those funds. On April 1, 1997, the borrowing converts from a revolver to a term note. At that point, if not renegotiated before then, the Company must commence quarterly principal payments in addition to paying interest. The entire facility matures on January 1, 2000.

  Aggregate maturities of long-term debt outstanding at December 31, 1994, are as follows:

                                                                  (IN THOUSANDS)
   1995..........................................................    $   --
   1996..........................................................        --
   1997..........................................................      2,500
   1998..........................................................      3,333
   1999..........................................................      3,333
   Thereafter....................................................        834
                                                                     -------
                                                                     $10,000
                                                                     =======

                          KEY PRODUCTION COMPANY, INC.

  The Company had no outstanding debt at December 31, 1993.

3.INCOME TAXES

  The cumulative effect of the change in the method of accounting for income taxes attributable to fiscal years prior to 1993 was an increase in net earnings of $1,603,000 or $.16 per share, which has been reflected as a change in accounting method in the accompanying financial statements.

  Deferred tax liabilities and assets are comprised of the following components at December 31, 1994 and 1993:

                                                               1994     1993
                                                              -------  -------
                                                              (IN THOUSANDS)
   Long-term deferred tax assets
     Operating loss carryforwards............................ $ 1,462  $ 2,651
     Other...................................................      65       84
                                                              -------  -------
                                                                1,527    2,735
     Valuation allowance.....................................    (581)    (581)
                                                              -------  -------
                                                                  946    2,154
   Long-term deferred tax liabilities:
     Depreciation, depletion and amortization................  (3,602)  (3,258)
                                                              -------  -------
     Deferred income tax liability........................... $(2,656) $(1,104)
                                                              =======  =======

  The Company had net tax operating loss carryforwards of approximately $3.3 million at December 31, 1994, which expire in the years 2003 through 2008. The Company has provided a valuation allowance to the extent it may not be able to fully utilize its net operating loss carryforwards due to the possible tax effect of future exploratory drilling costs.

  Income tax expense consisted of the following:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1994        1993       1992
                                             ----------  ----------  ----------
                                                     (IN THOUSANDS)
   Current Taxes:
     Federal................................ $      182  $      --   $     --
     State..................................         70          56        177
   Deferred Taxes:..........................      1,552       1,104       (139)
                                             ----------  ----------  ---------
                                                  1,804       1,160         38
   Tax benefit of extraordinary item........        --           74        --
                                             ----------  ----------  ---------
   Total tax provision on income from con-
    tinuing
    operations.............................. $    1,804  $    1,234  $      38
                                             ==========  ==========  =========

  A reconciliation of the statutory income tax rate to the effective rate is as follows:

                                                1994        1993       1992
                                             ----------  ----------  ----------
     Statutory income tax rate..............       34.0%       34.0%      34.0%
     State income tax.......................        4.0         4.0       12.5
     Amortization of excess tax basis.......        --          --       (34.0)
                                             ----------  ----------  ---------
                                                   38.0%       38.0%      12.5%
                                             ==========  ==========  =========

                          KEY PRODUCTION COMPANY, INC.

  At inception, the Company's tax basis in its assets exceeded the basis reported for financial purposes. Through December 31, 1992, this excess basis was being amortized which resulted in a combined effective rate which was less than the statutory rate.

4.NON-CASH INVESTING AND FINANCING ACTIVITIES

  Supplemental Disclosure of Cash Flow Information

                                           FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                              1994       1993       1992
                                           ---------- ---------- ----------
                                                    (IN THOUSANDS)
   Cash paid during the year for:
     Interest (net of amounts capital-
      ized)............................... $      74  $      217 $      487
     Income taxes (net of refunds re-
      ceived)............................. $      79  $      109 $      183

  Supplemental Disclosure of Non-Cash Investing and Financing Activities

  On July 19, 1994, the Company exchanged approximately 200,000 net undeveloped acres in the Green River Basin in Wyoming for 800,000 shares of Key common stock held by Apache and the formation of an exploration joint venture which gives Key the right to explore on all of Apache's non-Green River Basin acreage in Wyoming and access to all of Apache's seismic and other data in Wyoming. The trade involved approximately 25 percent of Key's Rocky Mountain acreage. The transaction value was based on the price for the Company's common stock at that date and, accordingly, Key reduced the carrying value of its undeveloped properties by $3.3 million.

5.STOCK OPTIONS

  The Key Production Company, Inc. 1992 Stock Option Plan reserves 1,000,000 shares of common stock for issuance to the Company's officers and employees. A total of 480,000 options were outstanding at year end. The options expire at various dates through 2004 and are at prices ranging from $2.50 to $4.125 per share with an aggregate exercise price of $1,501,250.

  The Key Production Company, Inc. Stock Option Plan for Non-Employee Directors reserves 180,000 shares of common stock for issuance to the Company's non-employee directors. There were 90,000 options outstanding at year-end at an aggregate exercise price of $258,750. These options expire in 2002. No options were granted in 1994 or 1993.

  The Company's president was granted options for 500,000 shares of the Company's common stock in 1992 in accordance with the terms of his employment agreement. These outstanding options were granted at an exercise price of $3.00 and expire in 2002.

  All options granted had an exercise price equal to or above fair market value on the date of grant. Subject to accelerated vesting under certain circumstances such as death of the employee or change in control of the Company, one-third of the options vest in each of the three years following the date of grant. At December 31, 1994, a total of 483,333 outstanding options were vested.

                          KEY PRODUCTION COMPANY, INC.

  The following table summarizes the changes in stock options for the year and the number of common shares available for grant at year-end.

                                                       1994     1993     1992
                                                     --------- ------- ---------
   Outstanding, beginning of year...................   860,000 590,000        --
   Granted..........................................   210,000 270,000   590,000
                                                     --------- ------- ---------
   Outstanding, end of year......................... 1,070,000 860,000   590,000
                                                     ========= ======= =========
   Available for grant, end of year.................   610,000 820,000 1,090,000
                                                     ========= ======= =========

6.EMPLOYEE BENEFIT PLANS

  Retirement Plan--The Company provides a 401(k) retirement/savings plan for all employees. This plan allows participants to contribute up to 10 percent of their compensation, with Key matching contributions up to a maximum of 4 percent of their compensation. The Company's contribution is made in the form of Key common stock. Employees vest in the Company's contribution at the rate of 25 percent per year. Total expenses for the Company's matching contribution were $33,029, $18,505 and $3,533 in 1994, 1993 and 1992, respectively. In connection with the annual testing required on all 401(k) plans, Key made an $11,980 qualified non-elective contribution for the benefit of all non-highly compensated employees. The contribution was required to keep the plan qualified due to the top heavy status of the plan. No comparable contributions were required for 1993 or 1992.

  Deferred Compensation Plan--Effective December 1, 1993, the Company established the Key Production Company, Inc. Deferred Compensation Plan. This plan is intended to provide a mechanism whereby certain management employees of the Company may defer compensation. The Company intends this plan to provide the eligible employees with the opportunity to defer compensation in cases where deferrals under the 401(k) plan may be limited by applicable provisions of the Internal Revenue Code of 1986.

  Income Continuance Plan--Effective June 1, 1994, the Company established the Key Production Company, Inc. Income Continuance Plan. This plan provides for the continuation of salary and benefits for certain employees in the event of a change in control of the Company.

  The administrative, compliance, and legal costs associated with administering these plans are paid by Key. Such expenses were not significant in 1994, 1993 or 1992.

7.COMMITMENTS AND CONTINGENCIES

  Lease Commitments--The Company has leases for office space with varying expiration dates through 1997. Rental expense was $52,683 and $13,746 for 1994 and 1993, respectively.

  As of December 31, 1994, minimum rental commitments under these leases are payable in the following years:

       1995............................................................ $ 83,587
       1996............................................................   72,992
       1997............................................................   27,811
                                                                        --------
                                                                        $184,390
                                                                        ========

  Litigation--The Company is involved in litigation claims and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all

                          KEY PRODUCTION COMPANY, INC.

claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

  Environmental--The Company is not aware of any environmental claims existing as of December 31, 1994, which would have a material impact upon the Company's financial condition or the results of operations. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

8.TRANSACTIONS WITH RELATED PARTIES

  In connection with the APCOP dissolution, Key entered into an agreement with Apache whereby Apache provided accounting and administrative services to Key for the first four months of 1993. Key paid Apache $300,000 for services provided under this agreement. Prior to 1993, Apache was entitled to one or more types of compensation and reimbursements for defined costs from APCOP in accordance with predecessor agreements. Key's share of this compensation was $3.8 million in 1992.

  During 1994, Key entered into three other transactions with Apache. As discussed in Note 4, in July 1994, Key exchanged approximately 200,000 net undeveloped acres in the Green River Basin of Wyoming for 800,000 shares of Key's common stock held by Apache. Later in July, 1994, Key purchased 200,000 shares of its common stock from Apache at a price of $4.50 per share and in December, 1994, Key purchased an additional 91,000 shares from Apache at $4.75 per share.

9.CUSTOMER INFORMATION

  The following parties purchased 10 percent or more of Key's oil and gas production:

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                      ------------------------
       PURCHASER                                       1994     1993     1992
       ---------                                      ------   ------   ------
   Natural Gas Clearinghouse.........................     38%      32%      37%
   Dow Chemical Company..............................    --        12%      17%
   Eighty-Eight Oil Company..........................     19%      --      --

  Effective January 1, 1993, Key entered into an agreement with Apache under which Key pays Apache a fee to market the majority of its gas production that is not subject to traditional gas contract arrangements. During 1994 and 1993, the majority of Key's gas production marketed by Apache was sold to Natural Gas Clearinghouse (NGC). In 1992, Key's spot market production was either sold to, or marketed by NGC. NGC was an affiliate of Apache through May 1992.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
 Key Production Company, Inc.:

  We have audited the accompanying balance sheet of Key Production Company, Inc. (a Delaware corporation) as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Production Company, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As explained in Note 3 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                          Arthur Andersen LLP

Denver, Colorado,
February 24, 1995.

                          KEY PRODUCTION COMPANY, INC.

                      SUPPLEMENTAL OIL AND GAS DISCLOSURES

  Oil and Gas Operations--The following tables contain revenues and direct cost information relating to the Company's oil and gas exploration and production activities for the periods indicated. Key has no long-term supply or purchase agreements with governments or authorities in which it acts as producer.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                      (IN THOUSANDS)
Oil and gas revenues from production.......  $   16,307  $   11,658  $   17,598
                                             ----------  ----------  ----------
Operating costs:
  Depreciation, depletion and amortization.       5,241       3,864       7,476
  Lease operating..........................       4,086       2,469       4,548
  Production taxes.........................       1,017         738       1,184
  Income tax...............................       2,266       1,743         549
                                             ----------  ----------  ----------
                                                 12,610       8,814      13,757
                                             ----------  ----------  ----------
Results of operations from oil and gas pro-
 ducing activities.........................  $    3,697  $    2,844  $    3,841
                                             ==========  ==========  ==========
Amortization rate as a percentage of reve-
 nues......................................        32.1%       33.1%       42.5%
                                             ==========  ==========  ==========

  Capitalized Costs--The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to the Company's oil and gas production, exploration and development activities.

                                           FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1994         1993          1992
                                         -----------  -----------  ------------
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Balance, beginning of year.............  $    30,989  $    32,963  $    332,554
Costs incurred during the year:
  Exploration..........................        2,657          --            --
  Development..........................        4,288        1,885         1,371
  Acquisition of properties
    Proved.............................       12,948          --            --
    Unproved...........................       10,073          --            --
  Property sales
    Proved.............................          (10)      (3,859)       (3,680)
    Unproved...........................       (3,611)         --            --
                                         -----------  -----------  ------------
Balance, end of year...................       57,334       30,989       330,245
Less--costs not being amortized........       (7,953)         (90)          (23)
                                         -----------  -----------  ------------
Costs being amortized..................       49,381       30,899       330,222
Less--accumulated depreciation, deple-
 tion and amortization.................       (9,105)      (3,864)     (297,282)
                                         -----------  -----------  ------------
Capitalized costs being amortized, net.  $    40,276  $    27,035  $     32,940
                                         ===========  ===========  ============

  Costs Not Being Amortized--Oil and gas property costs not being amortized at December 31, 1994, consist of $7,953,000 of leasehold cost. Of the total, approximately $74,000 was incurred in 1993 and the balance was incurred in 1994.

  Oil and Gas Reserve Information--Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers, and were audited by Ryder Scott Company Petroleum Engineers, independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission (SEC). Reserve estimates are based on economic and operating conditions existing at December 31 of each year presented.

  There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. All of the Company's reserves are located in the continental or offshore United States.

                         GAS IN MILLION CUBIC FEET      OIL IN THOUSANDS OF BARRELS
                         ----------------------------  -------------------------------
                           1994      1993      1992      1994       1993       1992
                         --------  --------  --------  ---------  ---------  ---------
Total proved reserves--
 Developed and undevel-
 oped
  Beginning of year.....   24,240    28,721    36,505      1,048      1,513      1,975
  Revisions of previous
   estimates............      140     2,691       685         38        (50)       122
  Improved Recovery.....      --        --        --         112        --         --
  Extensions and discov-
   eries................    4,587     1,199     1,095        617         20         65
  Purchases of reserves.    9,152       --        --       2,312        --         --
  Production............   (4,522)   (3,822)   (6,224)      (504)      (208)      (352)
  Sales of properties...      --     (4,549)   (3,340)       --        (227)      (297)
                         --------  --------  --------  ---------  ---------  ---------
  End of year...........   33,597    24,240    28,721      3,623      1,048      1,513
                         ========  ========  ========  =========  =========  =========
Proved developed re-
 serves--
  Beginning of year.....   24,140    28,532    36,059      1,004      1,450      1,897
  End of year...........   31,967    24,140    28,532      3,099      1,004      1,450

  Future Net Cash Flows--Future revenues are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

  The following table presents information concerning future net cash flows from the production of oil and gas reserves net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to permanent differences and credits which, under current laws, relate to oil and gas producing activities. This information does not purport to present the fair market value of Key's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that will result under the assumptions used.

                  DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES
                  RELATING TO PROVED RESERVES AT DECEMBER 31,

                                                       1994     1993     1992
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
Cash inflows........................................ $122,228  $77,215  $95,190
Production and development costs....................  (45,122) (22,344) (26,460)
Income tax expense..................................  (12,864)  (9,999) (10,950)
                                                     --------  -------  -------
Net cash flows......................................   64,242   44,872   57,780
10% annual discount rate............................  (21,520) (12,762) (20,735)
                                                     --------  -------  -------
Discounted future net cash flows.................... $ 42,722  $32,110  $37,045
                                                     ========  =======  =======

  The following are the principal sources of change in the discounted future net cash flows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1994       1993        1992
                                             ----------  ---------- ----------
                                                     (IN THOUSANDS)
Sales, net of production costs.............. $  (11,204)   $(8,451) $  (11,866)
Net change in prices and production costs...     (2,163)    (3,029)     (2,636)
Extensions, discoveries and improved recov-
 ery, net of related costs..................      5,692      1,582       1,678
Change in future development costs..........        (22)       270         460
Revision of quantities......................        461      2,747       1,750
Accretion of discount.......................      3,858      4,366       5,463
Change in income taxes......................     (2,139)       150       2,881
Purchases of reserves in place..............     18,458        --          --
Sales of properties.........................        --      (5,432)     (3,037)
Change in production rates and other........     (2,329)     2,862      (2,781)
                                             ----------  ---------  ----------
                                             $   10,612  $  (4,935) $   (8,088)
                                             ==========  =========  ==========

  Impact of Pricing--The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Fluctuations are largely due to the seasonal pricing nature of natural gas, supply perceptions for natural gas and significant worldwide volatility in oil prices.

  Under SEC rules, companies that follow full cost accounting methods are required to make quarterly "ceiling test" calculations. Under this test, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

                          KEY PRODUCTION COMPANY, INC.

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                                      FIRST  SECOND   THIRD   FOURTH   TOTAL
                                     ------- ---------------  ----------------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
  Revenues.......................... $ 2,785 $ 4,109 $ 4,844  $ 4,899 $ 16,637
  Expenses, net.....................   2,268   3,402   3,954    4,070   13,694
                                     ------- ------- -------  ------- --------
  Net income........................ $   517 $   707 $   890  $   829 $  2,943
                                     ======= ======= =======  ======= ========
  Net income per common share....... $   .05 $   .07 $   .09  $   .09 $    .30
                                     ======= ======= =======  ======= ========
1993
  Revenues.......................... $ 2,869 $ 3,129 $ 2,830  $ 2,907 $ 11,735
  Expenses, net.....................   2,461   2,670   2,231    2,359    9,721
                                     ------- ------- -------  ------- --------
  Net income before extraordinary
   item and
   cumulative effect of change in
   accounting
   principle........................     408     459     599      548    2,014
  Extraordinary item ...............     --      --     (122)     --      (122)
  Cumulative effect of change in ac-
   counting for
   income taxes.....................   1,603     --      --       --     1,603
                                     ------- ------- -------  ------- --------
  Net income........................ $ 2,011 $   459 $   477  $   548 $  3,495
                                     ======= ======= =======  ======= ========
  Net income per common share....... $   .20 $   .04 $   .05  $   .05 $    .34
                                     ======= ======= =======  ======= ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the caption "Information About Nominees for Election as Directors" in the Company's proxy statement relating to the Company's 1995 annual meeting of stockholders (Proxy Statement) is incorporated herein by reference. Certain information with regard to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.EXECUTIVE COMPENSATION

  The information set forth under the captions "Summary Compensation Table," "Aggregated Option Exercises In The Last Fiscal Year and Fiscal Year-End Option Values," "Director Compensation," "Employment Agreements" and "Board Compensation Committee Report on Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Transactions with Affiliates" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1.The following financial statements are included in Item 8 to this 10-K.

      Statement of income for each of the three years in the period ended December 31, 1994.

      Statement of cash flows for each of the three years in the period ended December 31, 1994.

      Balance sheet as of December 31, 1994 and 1993.

      Statement of changes in stockholders' equity for each of the three years in the period ended December 31, 1994.

      Summary of significant accounting policies.

      Notes to financial statements.

      Report of independent public accountants.

      Supplemental oil and gas disclosures.

      Supplemental quarterly financial data.

2.Schedules: None.

3.Exhibits:

      Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

    Exhibits designated by a plus sign (+) are management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14.

EXHIBIT NO.                                       DESCRIPTION
- -----------                                       -----------
   2.1       --  Dissolution Agreement and Quitclaim Assignment between APC Operating
                 Partnership L.P., Apache Corporation and the Registrant, dated as of January
                 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's Form
                 10-Q for the period ended March 31, 1993, file no. 0-17162).
   3.1       --  Certificate of Incorporation of the Registrant (incorporated by reference to
                 Exhibit 3.1 to the Registrant's Registration Statement on Form S-4,
                 registration no. 33-23533 filed with the SEC on August 5, 1988).
   3.2       --  Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
                 Form S-4, registration no. 33-23533 filed with the SEC on August 5, 1988).
   3.3       --  Bylaws of the Registrant, dated March 1, 1993 (incorporated by reference to
                 Exhibit 3.3 to the Registrant's Form 10-K for the fiscal year ended December
                 31, 1992, file no. 0-17162).
   4.1       --  Form of Common Stock Certificate (incorporated by reference to Exhibit 4.12 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4,
                 registration no. 33-23533 filed with the SEC on August 15, 1988).
  10.6       --  Standstill Agreement between Registrant and Apache Corporation dated March
                 1, 1990, effective February 1, 1990 (incorporated by reference to Exhibit
                 10.6 to the Registrant's Form 10-K for the fiscal year ended December 31,
                 1991, SEC file no. 0-17162).
+ 10.7       --  Key Production Company, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

EXHIBIT NO.                                       DESCRIPTION
- -----------                                       -----------
  + 10.8     --  Key Production Company, Inc. Stock Option Plan for Non-Employee Directors,
                 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).
  + 10.9     --  Stock Option Agreement between the Registrant and Francis H. Merelli, dated
                 September 1, 1992 (incorporated by reference to Exhibit 10.9 to the
                 Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no.
                 0-17162).
 + 10.10     --  Key Production Company, Inc. 401(k) Plan (incorporated by reference to
                 Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended
                 December 31, 1992, file no. 0-17162).
 + 10.11     --  Employment Agreement between the Registrant and Francis H. Merelli, dated as of September 1, 1992 (incorporated by reference to Exhibit 10.11 to the
                 Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no.
                 0-17162).
 + 10.12     --  Employment Agreement between the Registrant and Monroe W. Robertson, dated as of September 1, 1992 (incorporated by reference to Exhibit 10.12 to the
                 Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no.
                 0-17162).
   10.13     --  Stock Appreciation Rights Agreement between Apache Corporation and Francis
                 H. Merelli, dated September 1, 1992 (incorporated by reference to Exhibit
                 10.13 to the Registrant's Form 10-K for the fiscal year ended December 31,
                 1992, file no. 0-17162).
   10.14     --  Stock Purchase Agreements between Apache Corporation and Francis H. Merelli, dated September 1, 1992 (incorporated by reference to Exhibit 10.14 to the
                 Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no.
                 0-17162).
   10.15     --  Purchase and Sale Agreement between Chorney Oil Company, The Estate of
                 Raymond Chorney, Joan Chorney, Lancaster Corporation and Seabrook
                 Corporation, collectively as seller, and Key Production Company, Inc., as buyer, dated April 29, 1994, effective October 1, 1993 (incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K dated April 29,
                 1994, file no. 0-17162).
   10.16     --  Credit Agreement between Key Production Company, Inc. and NationsBank of
                 Texas, N.A., dated April 25, 1994 (incorporated by reference to Exhibit
                 10.16 to the Registrant's Form 8-K dated April 29, 1994, file no. 0-17162).
   10.17     --  Purchase and Sale Agreement between Key Production Company, Inc., as seller;
                 and Apache Corporation, as buyer, dated effective June 30, 1994
                 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-Q for the quarter ended September 30, 1994, file no. 0-17162).
+* 10.18     --  Key Production Company, Inc. Income Continuance Plan, dated effective June
                 1, 1994.
  * 27.1     --  Financial Data Schedule for Commercial and Industrial Companies per Article
                 5 of Regulation S-X for the year ended December 31, 1994.

  (b)Reports on Form 8-K:

    No reports on Form 8-K were filed during the three months ended December 31, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Key Production Company, Inc.

                                                     /s/ F. H. MERELLI
                                          By: _________________________________
                                             F. H. MERELLI CHAIRMAN, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

Date: March 27, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                         TITLE                DATE

          /s/ F. H. MERELLI             Director, Chairman,     March 27, 1995
- -------------------------------------    President and Chief
            F. H. MERELLI                Executive Officer
                                         (Principal
                                         Executive Officer)

       /s/ MONROE W. ROBERTSON          Senior Vice             March 27, 1995
- -------------------------------------    President and
         MONROE W. ROBERTSON             Secretary
                                         (Principal
                                         Financial Officer)

        /s/ CATHY L. ANDERSON           Controller              March 27, 1995
- -------------------------------------    (Principal
          CATHY L. ANDERSON              Accounting Officer)

      /s/ CORTLANDT S. DIETLER          Director                March 20, 1995
- -------------------------------------
        CORTLANDT S. DIETLER

        /s/ TIMOTHY J. MOYLAN           Director                March 20, 1995
- -------------------------------------
          TIMOTHY J. MOYLAN