Form 10-Q
period 1995-03-31
KEY PRODUCTION CO INC
filed 1995-05-12
CIK 837290

                             FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549




[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995


                                OR


[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number     0-17162
                      -----------------

                         KEY PRODUCTION COMPANY, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      84-1089744
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


One Norwest Center, 20th Floor
1700 Lincoln Street, Denver, Colorado                                 80203-4520
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (303) 837-0779
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X            NO
    ------            -----


The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of March 31, 1995, is 9,174,594.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

                   KEY PRODUCTION COMPANY, INC.
                        STATEMENT OF INCOME
                            (Unaudited)



                                               For the Three Months
                                                  Ended March 31,
                                               --------------------
  (In thousands, except per share data)          1995        1994
                                               -------      -------
  REVENUES:
    Oil and gas production revenues             $4,736      $ 2,774
    Other revenues                                   2           11
                                               -------      -------
                                                 4,738        2,785
                                               -------      -------

  OPERATING EXPENSES:
    Depreciation, depletion and amortization     1,756          976
    Operating costs                              1,574          766
    Administrative, selling and other              337          281
    Financing costs:
      Interest expense                              56            -
      Interest income                               (3)         (72)
                                               -------      -------
                                                 3,720        1,951
                                               -------      -------
  INCOME BEFORE INCOME TAXES                     1,018          834

  PROVISION FOR INCOME TAXES                       387          317
                                               -------      -------
  NET INCOME                                    $  631      $   517
                                               =======      =======
  NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                            $  .07      $   .05
                                               =======      =======
  WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                9,561       10,256
                                               =======      =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                        For the Three Months
                                                           Ended March 31,
                                                        --------------------
   (In thousands)                                         1995        1994
                                                        --------    --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $  631     $   517
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation, depletion and amortization          1,756         976
         Deferred income taxes                               346         284

     Changes in operating assets and liabilities:
         Decrease in receivables                           1,111         680
         Increase in prepaid expenses                       (280)     (2,320)
         Increase (decrease) in accounts payable
           and accrued expenses                             (709)        247
         Increase (decrease) in long-term property
           liabilities and other                            (174)         20
                                                        --------    --------
         Net cash provided by operating activities         2,681         404
                                                        --------    --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Oil and gas exploration and development
         expenditures                                     (2,712)       (714)
     Acquisition of oil and gas properties                   (85)          -
     Proceeds from sale of oil and gas properties             87           5
     Other capital expenditures                              (77)       (108)
                                                        --------    --------
         Net cash used by investing
           activities                                     (2,787)       (817)
                                                        --------    --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings                                    900           -
     Payments to acquire treasury stock                        -          (1)
                                                        --------    --------
         Net cash provided (used) by financing
             activities                                      900          (1)
                                                        --------    --------
   NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                             794        (414)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            281       9,215
                                                        --------    --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD             $1,075     $ 8,801
                                                        ========    ========

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                                 BALANCE SHEET





    (In thousands)                                 March 31,   December 31,
                                                    1995          1994
                                                  -----------  ------------
                                                  (Unaudited)
                  ASSETS

    CURRENT ASSETS:
        Cash and cash equivalents                   $ 1,075       $   281
        Receivables                                   2,265         3,376
        Prepaid expenses                                440           160
                                                    -------       -------
                                                      3,780         3,817
                                                    -------       -------
    OIL AND GAS PROPERTIES, ON THE BASIS OF
     FULL COST ACCOUNTING:
        Proved properties                            51,476        49,381
        Unproved properties and properties
         under development, not being amortized       8,021         7,953
                                                    -------       -------
                                                     59,497        57,334
        Less - accumulated depreciation,
          depletion and amortization                (10,831)       (9,105)
                                                    -------       -------
                                                     48,666        48,229
                                                    -------       -------
    OTHER ASSETS, NET                                   612           565
                                                    -------       -------
                                                    $53,058       $52,611
                                                    =======       =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
        Accounts payable                            $ 1,632       $ 2,193
        Accrued lease operating expense and other       858         1,565
                                                    -------       -------
                                                      2,490         3,758
                                                    -------       -------
    LONG-TERM DEBT                                   10,900        10,000
                                                    -------       -------
    DEFERRED CREDITS AND OTHER NONCURRENT
      LIABILITIES
        Income taxes                                  3,002         2,656
        Long-term property liabilities and other      1,766         1,940
                                                    -------       -------
                                                      4,768         4,596
                                                    -------       -------
    STOCKHOLDERS' EQUITY:
      Common stock, $.25 par value, 50,000,000
        shares authorized, 11,656,350 shares issued   2,914         2,914
      Paid-in capital                                34,390        34,388
      Retained earnings                               7,066         6,435
      Treasury stock at cost, 2,481,756 and
        2,484,351 shares, respectively               (9,470)       (9,480)
                                                    -------       -------
                                                     34,900        34,257
                                                    -------       -------
                                                    $53,058       $52,611
                                                    =======       =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                       Total
                                                                       Stock-
                                 Common  Paid-in  Retained  Treasury  holders'
                                  Stock  Capital  Earnings    Stock    Equity
                                 ------  -------  --------  --------  --------
                                     (In thousands, except per share data)
BALANCE, DECEMBER 31, 1994       $2,914  $34,388   $6,435   $(9,480)   $34,257
  Net income                          -        -      631         -        631
  Treasury stock issued               -        2        -        10         12
                                 ------  -------   ------   -------    -------
BALANCE, MARCH 31, 1995          $2,914  $34,390   $7,066   $(9,470)   $34,900
                                 ======  =======   ======   =======    =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal, recurring nature except as disclosed herein. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

INCOME TAXES

     Income tax expense consisted of the following:

                        Three Months Ended March 31,
                        ----------------------------
                           1995              1994
                        -----------      -----------
     Current Taxes:
        Federal           $      -         $      -
        State                   41               33

     Deferred Taxes:           346              284
                          --------         --------
                          $    387         $    317
                          ========         ========

NET INCOME PER SHARE

     Net income per common and common equivalent share is computed using the weighted average number of shares and common equivalent shares outstanding for the period presented. When dilutive, outstanding options to purchase common stock are included as share equivalents using the treasury stock method. Only one per share figure is presented for each period because fully diluted net income per share is not materially different from primary net income per share.

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.8 percent and 5.3 percent rates of interest at March 31, 1995 and December 31, 1994, respectively, with cost approximating market.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                             For the Three Months
                                                Ended March 31,
                                             --------------------
                                              1995          1994
                                             -------      -------
(In thousands)

Cash paid during the period for:
   Interest (net of amounts capitalized)      $   39        $   -
   Income taxes (net of refunds received)     $  169        $  (1)


PRO FORMA FINANCIAL INFORMATION

     On April 29, 1994, Key completed a transaction to purchase all the assets of a privately-held oil and gas company for $22.75 million. As of the effective date, October 1, 1993, the assets included 2.6 million barrels of oil, 8 million cubic feet of natural gas and approximately 980,000 net undeveloped acres. Key used cash on hand and a $12.5 million draw on its credit facility to fund the acquisition.

     The following unaudited pro forma information was prepared as if the acquisition occurred on January 1, 1994. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future operations.

                                      Three Months Ended
                                        March 31, 1994
                                      ------------------
                             (In thousands, except per share data)
        Revenues                           $ 4,708
        Net income                         $   812
        Net income per share               $   .08

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting net income of $631,000, or $.07 per share, for the first three months of 1995. This compares to $517,000, or $.05 per share, for the same period of 1994. Earnings for the first quarters of 1995 and 1994 are based on revenues of $4.7 million and $2.8 million, respectively.

RESULTS OF OPERATIONS

                                    For the Three Months
                                       Ended March 31,
                                    --------------------
                                      1995        1994
                                    --------    --------
Selected Oil and Gas
Operating Statistics
- --------------------

Gas Volume - Mcf per day             14,204       10,479
Gas Price - Per Mcf                $   1.70      $  2.38
Oil Volume - Barrels per day          1,809          490
Oil Price - Per barrel             $  15.37      $ 11.55
Full Cost Amortization Rate            36.5%        34.6%


     Oil and gas production revenues increased by $2 million, or 71 percent to reach $4.7 million in the first quarter of 1995. The increase is a result of the Company's second quarter 1994 acquisition and the positive impact that wells drilled or recompleted since last year are having on oil and gas production.

     Oil sales for the current period are nearly five times those from a year ago due to favorable pricing and increased production. Key is reporting oil sales of $2.5 million for the first three months of 1995 compared to $.5 million for 1994. Most of the increase ($1.4 million) was achieved through production increases. Daily oil production averaged 1,809 barrels in the first three months of 1995 compared to 490 barrels per day in 1994. The quadrupling of volumes is largely attributable to the Company's second quarter 1994 acquisition which was predominantly oil. Key's average oil price increased from a depressed $11.55 in 1994 to $15.37 per barrel in 1995. The favorable pricing added $.6 million.

     Gas sales declined 3 percent to $2.1 million for the first three months of 1995. A 36 percent increase in production was countered by a 29 percent price drop. Key's daily gas production climbed from 10,479 Mcf per day in 1994 to 14,204 Mcf per day in 1995. The increase in production was accomplished with an aggressive drilling and recompletion program, and to a smaller extent, the Company's 1994 acquisition. Key's average gas price slipped from $2.38 per Mcf in 1994 to $1.70 per Mcf in 1995. In the first quarter of 1995, 46 percent of Key's total revenue was derived from gas. Eighty-one percent of revenue came from gas sales in the first quarter of 1994.

     Depreciation, depletion and amortization (DD&A) expense increased by 80 percent between 1995 and 1994. The increase corresponds with Key's higher oil and gas sales and increased investment in net properties in 1995. The oil and gas amortization rate increased slightly from 34.6 percent to 36.5 percent in 1995.

     The Company's operating expenses doubled between the first quarter of 1994 and 1995. The increase is largely due to the 1994 second quarter acquisition and is in line with escalating oil and gas revenues. On a unit of production basis, operating expenses for the first three months of 1995 are $.70 per EMcf, up from $.63 per EMcf in 1994. The Company attributes the increase to the fact that the acquired properties have a higher oil percentage than Key's pre-acquisition properties and oil properties generally have higher lifting costs than gas properties. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     Administrative, selling and other costs for the current quarter increased by 20 percent to $.3 million. The increase in administrative expense is caused by the larger asset base that Key currently administers. Based on units of production, administrative expense declined to $.15 per EMcf in 1995 from $.23 per EMcf in 1994.

     In the second quarter of 1994, Key entered into a $50 million credit facility with NationsBank of Texas, N.A. The Company elected an $18 million borrowing base and drew $12.5 million to fund the acquisition. The Company had interest expense of $185,000 in 1995. Key had no interest expense in the first quarter of 1994 since it was debt free.

     Interest of $129,000 was capitalized for borrowings associated with the undeveloped leasehold acquired in the second quarter of 1994. No capitalized interest was recorded for the first quarter of 1994.

     Interest income of $3,000 and $72,000 was recorded for the first quarters of 1995 and 1994, respectively. The high interest income in 1994 reflects the investment of property sales proceeds from the first quarter of 1993. Interest income for 1995 declined due to a decrease in the average cash balance. Available cash was used to partially fund the acquisition.

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

     Cash provided by operating activities was $2.7 million compared to $.4 million provided in the first quarter of 1994. Increased income, DD&A and deferred taxes contributed $1 million, with the remainder of the increase due to the net change in working capital accounts.

     Key is stepping up drilling activity in 1995. Cash expenditures for exploration and development for the first three months of 1995 totaled $2.7 million, or 100 percent of cash from operating activities. The 1995 expenditure represents a $2 million increase over the $.7 million expended on drilling activity in the first three months of 1994.

     In the first quarter of 1995, Key drew an additional $.9 million on its credit facility with NationsBank.

     The Company's ratio of current assets to current liabilities was 1.5 to 1 at March 31, 1995, an increase from the 1 to 1 ratio calculated at December 31, 1994.

     Management believes that cash on hand at year-end, net cash generated from operations and remaining amounts available under the existing line of credit will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding operations, exploration and development activities.

FUTURE TRENDS

     The Company continues to pursue opportunities to increase drilling activity. The regional exploration offices opened in Tulsa, Oklahoma and Houston, Texas in the fourth quarter of 1994 and the first quarter of 1995, respectively, are focused on identifying these opportunities.

     The low natural gas prices have negatively impacted revenue and, to the extent gas prices do not recover, this effect will continue. The property acquisition that was completed in the second quarter of 1994 was heavily weighted toward oil production. Oil production this quarter nearly quadrupled compared to the first quarter of 1994 due primarily to oil production from the acquired properties. Oil prices have been relatively strong and if this continues, the increased oil revenue will help mitigate the effect of lower gas prices. However, there is no assurance as to the future direction of either oil or gas prices.

     In March 1994, the Company entered into a joint venture with a major oil company for the exploration of certain California gas fields owned by that company. The agreement, which covers approximately 15,000 gross acres of producing leasehold in the gas-prone Sacramento Basin, may result in the drilling of up to 10 wells during 1995. Depending on the ultimate extent of this drilling program, Key may consider establishing a regional exploration office in that area at some point in the future.

     The Company also continues to review acquisition and joint venture opportunities as they arise. As in the past, transactions of this type may be consummated if the economic and strategic factors appear favorable.

     Cash provided by operating activities will be negatively impacted if the currently depressed natural gas prices continue. However, the Company still expects that cash on hand, net cash generated by operating activities and amounts available under the credit facility will be adequate to meet future liquidity needs under current corporate policies. Management believes that the overall sources of funds available to Key will continue to be sufficient to provide resources to meet the Company's exploration, development and acquisition objectives.

                         PART II. - OTHER INFORMATION
                         ----------------------------


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------
     None.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
- ----------------------------------------------------------------
     None.

ITEM 5.  OTHER INFORMATION
- --------------------------
     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
     (a)  Exhibits:

          27.1    Financial Data Schedule for Commercial and
                  Industrial Companies per Article 5 of
                  Regulation S-X for the year ended March 31, 1995.

     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 1995


                                   KEY PRODUCTION COMPANY, INC.


                                   /s/ MONROE W. ROBERTSON
                                   ______________________________
                                   Monroe W. Robertson
                                   Senior Vice President and Secretary
                                   (Principal Financial Officer)


                                   /s/ CATHY L. ANDERSON
                                   ______________________________
                                   Cathy L. Anderson
                                   Controller
                                   (Principal Accounting Officer)