Form 10-Q
period 1995-06-30
KEY PRODUCTION CO INC
filed 1995-08-14
CIK 837290

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995


                                       OR


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number     0-17162
                       ---------------


                         KEY PRODUCTION COMPANY, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      84-1089744
------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


One Norwest Center, 20th Floor
1700 Lincoln Street, Denver, Colorado                               80203-4520
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code  (303) 837-0779
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES    X      NO
    ------       ------

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of June 30, 1995, is 9,176,126.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          KEY PRODUCTION COMPANY, INC.
                              STATEMENT OF INCOME
                                  (Unaudited)

                                                  For the Quarter    For the Six Months
                                                   Ended June 30,      Ended June 30,
                                                 ------------------  ------------------
(In thousands, except per share data)              1995      1994      1995      1994
                                                 --------  --------  --------  --------
REVENUES:
  Oil and gas production revenues                $ 4,685   $ 4,106   $ 9,421   $ 6,880
  Other revenues                                       3         3         5        14
                                                  ------   -------    ------   -------
                                                   4,688     4,109     9,426     6,894
                                                  ------   -------    ------   -------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization                                   1,806     1,286     3,562     2,262
  Operating costs                                  1,539     1,270     3,113     2,036
  Administrative, selling and other                  401       411       738       692
  Financing costs:
    Interest expense                                  53        28       109        28
    Interest income                                   (3)      (27)       (6)      (99)
                                                  ------   -------    ------   -------
                                                   3,796     2,968     7,516     4,919
                                                  ------   -------    ------   -------
INCOME BEFORE INCOME TAXES                           892     1,141     1,910     1,975
PROVISION FOR INCOME TAXES                           107       434       494       751
                                                  ------   -------    ------   -------
NET INCOME                                        $  785   $   707    $1,416   $ 1,224
                                                  ======   =======    ======   =======
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                $  .08   $   .07    $  .15   $   .12
                                                  =======  =======    ======   =======
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                    9,667    10,258     9,614    10,257
                                                  ======   =======    ======   =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                      For the Six Months
                                                        Ended June 30,
                                                     -------------------
(In thousands)                                         1995      1994
                                                     --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                      $ 1,416   $  1,224
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
       Depreciation, depletion and
        amortization                                   3,562      2,262
       Deferred income taxes                             418        672

     Changes in operating assets and
      liabilities:
     (Increase) decrease in receivables                  454       (258)
      Increase in prepaid expenses and
       deposits                                         (294)       (72)
      Increase (decrease) in accounts
       payable and accrued expenses                     (810)       468
      Increase (decrease) in deferred
       credits and other noncurrent
       liabilities                                       (65)       519
                                                      ------     ------

       Net cash provided by operating
        activities                                     4,681      4,815
                                                      ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Oil and gas exploration and
      development expenditures                        (5,164)    (2,277)
     Acquisition of oil and gas
      properties                                        (128)   (22,792)
     Proceeds from sale of oil and gas
      properties                                         107         10
     Other capital expenditures                         (135)      (241)
                                                      ------    -------
       Net cash used by investing
        activities                                    (5,320)   (25,300)
                                                      ------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings                                900     12,500
     Payments on long-term debt                         (300)    (1,000)
     Payments to acquire treasury stock                   (2)        (2)
                                                      ------    -------
       Net cash provided by financing
       activities                                        598     11,498
                                                      ------    -------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                             (41)    (8,987)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                 281      9,215
                                                      ------    -------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                               $  240    $   228
                                                      ======    =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                                 BALANCE SHEET

                                           June 30,    December 31,
(In thousands)                               1995          1994
                                          -----------  -------------
                                          (Unaudited)
                   ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $    240        $   281
 Receivables                                   2,922          3,376
 Prepaid expenses                                454            160
                                            --------        -------
                                               3,616          3,817
                                            --------        -------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
 Proved properties                            54,250         49,381
 Unproved properties and properties
  under development, not being amortized       8,134          7,953
                                            --------        -------
                                              62,384         57,334
 Less - accumulated depreciation,
   depletion and amortization                (12,602)        (9,105)
                                            --------        -------
                                              49,782         48,229
                                            --------        -------
OTHER ASSETS, NET                                635            565
                                            --------        -------
                                            $ 54,033        $52,611
                                            ========        =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                           $  1,693        $ 2,193
 Accrued lease operating expense and
  other                                        1,098          1,565
                                            --------        -------
                                               2,791          3,758
                                            --------        -------
LONG-TERM DEBT                                10,600         10,000
                                            --------        -------

DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES
  Income taxes                                 3,074          2,656
  Long-term property liabilities and
   other                                       1,875          1,940
                                            --------        -------
                                               4,949          4,596
                                            --------        -------

STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value,
  50,000,000 shares authorized,
  11,656,350 shares issued                     2,914          2,914
 Paid-in capital                              34,393         34,388
 Retained earnings                             7,851          6,435
 Treasury stock at cost, 2,480,224 and
   2,484,351 shares, respectively             (9,465)        (9,480)
                                            --------        -------
                                              35,693         34,257
                                            --------        -------
                                            $ 54,033        $52,611
                                            ========        =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                TOTAL
                                                                                STOCK-
                                       COMMON   PAID-IN   RETAINED  TREASURY    HOLDERS'
                                        STOCK   CAPITAL   EARNINGS    STOCK     EQUITY
                                       -------  --------  --------  ---------  ---------
                                             (In thousands, except per share data)
BALANCE, DECEMBER 31, 1994              $2,914   $34,388    $6,435   $(9,480)   $34,257
  Net income                                 -         -     1,416         -      1,416
  Treasury stock issued                      -         5         -        17         22
  Treasury stock purchased                   -         -         -        (2)        (2)
                                        ------   -------    ------   -------    -------
BALANCE, JUNE 30, 1995                  $2,914   $34,393    $7,851   $(9,465)   $35,693
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

INCOME TAXES

   Income tax expense consisted of the following:

                            Six Months Ended June 30,
                            -------------------------
                               1995            1994
                            ------------   ----------
Current Taxes:
 Federal                       $   -           $   -
 State                            76              79

Deferred Taxes:                  418             672
                               -----            ----
                               $ 494           $ 751
                               =====           =====

   In connection with adoption of Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993, the Company established a valuation allowance for a portion of its deferred tax asset. At that time, it was unknown whether the Company would be able to fully utilize the net operating loss (NOL) carryforwards underlying the deferred tax asset.

   In 1994, a significant portion of the NOL carryforwards were utilized in connection with a sale of non-producing leasehold and, based on current projections, it appears likely that the Company will be able to utilize the remaining NOL carryforwards before they expire. As a result, the Company has determined that it is no longer necessary to provide a valuation allowance. The Company expects this adjustment to decrease the combined federal and state effective tax rate from 38% to approximately 12% for the remainder of 1995. Second quarter 1995 net income has been calculated using the lower rate.

STATEMENT OF CASH FLOWS

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.1 percent and 5.3 percent rates of interest at June 30, 1995 and December 31, 1994, respectively, with cost approximating market.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                  For the Six Months
                                                    Ended June 30,
                                                  ------------------
                                                  1995          1994
                                                  ----          ----
(In thousands)
Cash paid during the period for:
   Interest (net of amounts capitalized)          $ 68          $(30)
   Income taxes (net of refunds received)         $360          $  4

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


                                 Six Months Ended
                                  June 30, 1994
                                  ----------------
                      (In thousands, except per share data)
           Revenues                    $9,405
           Net income                  $1,535
           Net income per share        $  .15


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

   Key is reporting net income of $.08 per share, or $785,000, for the second quarter of 1995 up 14 percent from the $.07 per share, or $707,000, reported for the corresponding period of 1994. Earnings for the second quarters of 1995 and 1994 are based on revenues of $4.7 million and $4.1 million, respectively.

   On a year to date basis, Key is reporting net income of $.15 per share, or $1,416,000. This represents a 25% increase from net income of $.12 per share, or $1,224,000, reported for the first half of 1994.

RESULTS OF OPERATIONS

                                 For the Quarter    For the Six Months
                                  Ended June 30,      Ended June 30,
                                ------------------  ------------------
                                  1995      1994      1995      1994
                                -------   -------   ------    -------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume - Mcf per day         14,432    12,094    14,319    11,291
Gas Price - Per Mcf             $  1.64   $  2.04   $  1.67   $  2.20
Oil Volume - Barrels per day      1,616     1,357     1,712       926
Oil Price - Per barrel          $ 16.67   $ 14.73   $ 15.99   $ 13.89
Full Cost Amortization Rate        37.8%     30.9%     37.1%     32.4%

   Oil and gas revenues for the second quarter were $4.7 million, up 14 percent from the $4.1 million reported in 1994. Year-to-date oil and gas revenues rose 37 percent to $9.4 million. Increased production from a major acquisition in the second quarter of 1994 and from successful drilling projects contributed to the gains. Oil and gas revenues for 1995 include a full six months of production and sales from the acquisition. Only two months of sales from the acquisition are reported in the first six months of 1994.

   Oil sales of $2.5 million for the second quarter are $.6 million or 35 percent above those from a year ago due to favorable pricing and increased production. Average daily production went from 1,357 barrels a day to 1,616 barrels per day in 1995. The average price received increased from $14.73 to $16.67 per barrel in 1995.

   Oil sales more than doubled between the first six months of 1994 and 1995. In the first half of 1995, oil revenues comprise 53 percent of total sales, compared to 34 percent in 1994. Key is reporting oil revenue of almost $5 million in 1995 compared to $2.3 million in 1994. Production for the six month period increased 85 percent which increased revenue by $2 million. The production increases are largely attributable to the Company's second quarter 1994 acquisition which was predominantly oil. Key's average oil price increased from $13.89 in 1994 to $15.99 per barrel in 1995. The favorable pricing added $.7 million to sales.

   Key's second quarter gas production increased to 14,432 Mcf per day from 12,094 Mcf per day in 1994 and the average price received dropped to $1.64 per Mcf from $2.04 per Mcf in 1994. The 19 percent increase in daily gas production was more than offset by the 20 percent price decline which resulted in a 4 percent decrease in gas revenue.

   Gas revenue for the six month period also declined by 4 percent between 1995 and 1994. Daily production increased 27 percent from 11,291 Mcf per day in 1994 to 14,319 per day in 1995. The increase in production was due to an aggressive drilling and recompletion program and the Company's 1994 acquisition. Key's average gas price for the six months slipped from $2.20 to $1.67.

   Depreciation, depletion and amortization (DD&A) expense for the second quarter and first six months of 1995 increased 40 percent and 57 percent, respectively, from the comparable periods of 1994. The DD&A increases correspond with Key's higher oil and gas sales and increased investment in net properties in 1995. Key's second quarter amortization rate as a percentage of revenue increased from 30.9 percent in 1994 to 37.8 percent in 1995. For the six months, the amortization rate increased from 32.4 percent to 37.1 percent. Lower gas prices in 1995 are the primary contributing factor to the increased DD&A rate.

   Operating expenses increased 21 percent between the second quarter of 1995 and 1994 and remain in line with escalating revenues. Year-to-date operating expenses are up 53 percent from a year ago, but on a unit of production basis, operating expenses for the second quarter of 1995 are relatively flat at $.70 per EMcf, compared to $.69 per EMcf in 1994. For the first six months of 1995, operating expenses are $.70 per EMcf compared to $.67 per EMcf in 1994. The Company attributes the increase to the fact that the acquired properties have a higher oil percentage than Key's pre-acquisition properties and oil properties generally have higher lifting costs than gas properties. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

   Administrative, selling and other costs declined on a units of production basis from $.23 per EMcf in the first half of 1994 to $.17 per EMcf in 1995. The absolute dollar level of administrative expense was relatively flat between the second quarter of 1994 and 1995, but increased 7 percent between the first six months of 1995 and 1994 due to the increased burden of administering the larger post acquisition property base.

   Interest expense increased from $116,000 in 1994 to $381,000 in 1995. In the second quarter of 1994, Key entered into a $50 million credit facility with NationsBank of Texas, N.A. The Company drew $12.5 million to fund the acquisition. The 1994 results include two months of interest versus six months of interest incurred for the first six months of 1995.

   Interest of $272,000 was capitalized in the first six months of 1995 for borrowings associated with the undeveloped leasehold acquired in the second quarter of 1994. Capitalized interest of $88,000 was recorded for the same period of 1994.

   Interest income of $6,000 and $99,000 was recorded for the first six months of 1995 and 1994, respectively. The higher interest income in 1994 reflects the investment of the large cash balance that existed before the 1994 acquisition. Interest income for 1995 declined due to a decrease in the average cash balance. Available cash was used to partially fund the 1994 property acquisition.

   As discussed in more detail under the heading "Income Taxes" in the notes to the financial statements, the Company has determined it is no longer necessary to maintain a valuation allowance against its deferred tax asset. The Company expects this adjustment to decrease the combined federal and state effective tax rate from 38% to approximately 12% for the remainder of 1995. Second quarter net income has been calculated using the lower rate.

CASH FLOW AND LIQUIDITY

   Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to satisfy its financial commitments. Key's primary needs for cash are for payment of existing financing obligations and trade commitments related to oil and gas operations. The Company's primary sources of liquidity are cash flows from operating activities and debt financing. Management believes that the overall sources of funds available to Key, including cash on hand, will continue to be more than sufficient to satisfy the Company's financial obligations.

   Cash from operating activities decreased 3 percent to $4.7 million between the first six months of 1995 and 1994. Increased income and DD&A were offset by ordinary fluctuations in working capital accounts.

   Year-to-date expenditures of $5.2 million for exploration and development are more than double the $2.3 million spent in 1994. In the first six months of 1995, exploration and development expenditures amounted to 110 percent of cash from operating activities. For the same period of 1994, only 47 percent of cash from operating activities was expended for exploration and development.

   Since year-end 1994, long-term debt increased from $10 million to $10.6 million. Proceeds from this net increase in debt were used to fund exploration and development expenditures in excess of cash generated by operating activities.

   The Company's ratio of current assets to current liabilities was 1.3 to 1 at June 30, 1995, an increase from the 1 to 1 ratio calculated at December 31, 1994.

FUTURE TRENDS

   As discussed previously, the Company invested $5.2 million in exploration and development activities during the first half of 1995 and intends to continue to pursue opportunities to expand its drilling program. To the extent Key is able to identify attractive drilling opportunities in excess of cash generated by operations, there is sufficient remaining capacity under the Company's existing line of credit to capitalize on those opportunities. The Company expects that its exploration and development expenditures will continue at a comparable pace during the second half of 1995. However, depressed product prices may cause some reduction in drilling activity in the industry as a whole which could have an impact, either positive or negative, on the drilling opportunities available to Key during the remainder of the year.

   The mid-continent region continues to be the strongest region in terms of drilling activity. More than half of the drilling dollars invested year to date were spent in this area and the Company has committed to participating in several additional projects scheduled for the remainder of 1995. The Company has also been able to acquire relatively larger working interests in certain projects in this region as other companies become "capital constrained" due to lower product prices.

   In March 1995, the Company entered into a joint venture with a major oil company for the exploration of certain fields located in the gas-prone Sacramento Basin of California. Progress on this project continues. The drilling season in this area begins in early fall and Key hopes to drill several wells here by yearend.

   During the second quarter of 1995, the Company received $.09 per Mcf less than in the previous quarter and gas prices have continued to drift lower through the first half of the third quarter. Although, the Company received a higher price per barrel of oil in the second quarter than in the first, the oil price decline which began in May 1995 has continued. If the current trend in oil and gas prices continues, the Company expects overall price realizations to be lower for the second half of the year. There is, however, no assurance as to the future direction of either oil or gas prices.

   Although the acquisition arena is still extremely competitive, the current product price environment may lessen competition somewhat and result in more realistic acquisition pricing scenarios. The Company continues to evaluate acquisition, merger and joint venture opportunities as they arise and would actively pursue entering into a transaction of this type if the economic and strategic factors appeared favorable.

   Cash on hand at June 30, 1995, together with net cash provided by operating activities and amounts available under the credit facility, are expected to be adequate to meet future liquidity needs under current corporate policies. Management believes that the overall sources of funds available to Key will continue to be sufficient to satisfy the Company's financial obligations and to provide resources for exploration, development and acquisition activities.

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

    None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
----------------------------------------------------------------

    On June 8, 1995, the Company held its annual meeting of stockholders at which Francis H. Merelli, Cortlandt S. Dietler and Timothy J. Moylan were elected as directors.

    The following are the number of votes cast on the election of directors.


Directors:                 For     Withhold Authority
----------------------  ---------  ------------------
Francis H. Merelli      7,382,021         98,748
Cortlandt S. Dietler    7,379,443        101,326
Timothy J. Moylan       7,378,773        101,996

ITEM 5.  OTHER INFORMATION
--------------------------

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    (a)     Exhibits filed herewith:

            3.3 Bylaws of the Registrant, amended and restated as of June 8, 1995.

            27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended June 30, 1995.

    (b)     Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 1995

                                   KEY PRODUCTION COMPANY, INC.


                                   /s/ MONROE W. ROBERTSON
                                   ___________________________________
                                   Monroe W. Robertson
                                   Senior Vice President and Secretary
                                   (Principal Financial Officer)

                                   /s/ CATHY L. ANDERSON
                                   ___________________________________
                                   Cathy L. Anderson
                                   Controller
                                   (Principal Accounting Officer)