Form 10-Q
period 1995-09-30
KEY PRODUCTION CO INC
filed 1995-11-13
CIK 837290

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995


                                       OR


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number     0-17162
                       ---------------


                         KEY PRODUCTION COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      84-1089744
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


One Norwest Center, 20th Floor
1700 Lincoln Street, Denver, Colorado                               80203-4520
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code  (303) 837-0779
                                                   ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES    X      NO
    ------      ------

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of September 30, 1995, is 9,178,659.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          KEY PRODUCTION COMPANY, INC.
                              STATEMENT OF INCOME
                                  (Unaudited)

                                           For the Quarter               For the Nine Months
                                         Ended September 30,             Ended September 30,
                                         --------------------            --------------------
(In thousands, except per share data)     1995         1994                1995        1994
                                         --------  ----------            --------   ---------
REVENUES:
  Oil and gas production revenues         $4,747     $4,829               $14,168    $11,709
  Other revenues                              35         15                    40         29
                                          ------     ------               -------    -------
                                           4,782      4,844                14,208     11,738
                                          ------     ------               -------    -------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization                           1,831      1,501                 5,393      3,763
  Operating costs                          1,679      1,512                 4,792      3,548
  Administrative, selling and other          338        342                 1,076      1,034
  Financing costs:
    Interest expense                          55         58                   164         86
    Interest income                           (4)        (4)                  (10)      (103)
                                          ------     ------               -------    -------
                                           3,899      3,409                11,415      8,328
                                          ------     ------               -------    -------
INCOME BEFORE INCOME TAXES                   883      1,435                 2,793      3,410
PROVISION FOR INCOME TAXES                   106        545                   600      1,296
                                          ------     ------               -------    -------
NET INCOME                                $  777     $  890               $ 2,193    $ 2,114
                                          ======     ======               =======    =======
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                        $  .08     $  .09               $   .23    $   .21
                                          ======     ======               =======    =======

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING             9,639      9,483                 9,623      9,996
                                          ======     ======               =======    =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                          For the Nine Months
                                          Ended September 30,
                                          --------------------
(In thousands)                              1995        1994
                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $ 2,193    $  2,114
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
     Depreciation, depletion and
      amortization                           5,393       3,763
     Deferred income taxes                     488       1,160

     Changes in operating assets and
      liabilities:
      (Increase) decrease in receivables       304        (381)
      (Increase) decrease in prepaid
       expenses                               (252)         61
     Increase (decrease) in accounts
      payable and accrued expenses            (982)        533
     Increase (decrease) in long-term
      property liabilities and other           (21)        544
                                           -------    --------
        Net cash provided by operating
         activities                          7,123       7,794
                                           -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Oil and gas exploration and
      development expenditures              (8,005)     (4,307)
     Acquisition of oil and gas
      properties                              (543)    (22,732)
     Proceeds from sale of oil and gas
      properties                               351          68
     Other capital expenditures               (158)       (292)
                                           -------    --------
        Net cash used by investing
         activities                         (8,355)    (27,263)
                                           -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term borrowings                    1,700      12,500
     Payments on long-term debt               (300)     (1,000)
     Payments to acquire treasury stock         (5)       (904)
                                           -------    --------
        Net cash provided by financing
         activities                          1,395      10,596
                                           -------    --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              163      (8,873)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       281       9,215
                                           -------    --------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                    $   444    $    342
                                           =======    ========

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                                 BALANCE SHEET

                                          September 30,   December 31,
(In thousands)                                 1995           1994
                                          --------------  -------------
                                           (Unaudited)
                   ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                     $    444        $   281
 Receivables                                      3,072          3,376
 Prepaid expenses                                   412            160
                                               --------        -------
                                                  3,928          3,817
                                               --------        -------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
 Proved properties                               56,070         49,381
 Unproved properties and properties
  under development, not being amortized          9,607          7,953
                                               --------        -------
                                                 65,677         57,334

 Less - accumulated depreciation,
   depletion and amortization                   (14,398)        (9,105)
                                               --------        -------
                                                 51,279         48,229
                                               --------        -------
OTHER ASSETS, NET                                   623            565
                                               --------        -------
                                               $ 55,830        $52,611
                                               ========        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                              $  1,364        $ 2,193
 Accrued lease operating expense and other        1,520          1,565
                                               --------        -------
                                                  2,884          3,758
                                               --------        -------
LONG-TERM DEBT                                   11,400         10,000
                                               --------        -------
DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES
   Income taxes                                   3,144          2,656
   Long-term property liabilities and
    other                                         1,919          1,940
                                               --------        -------
                                                  5,063          4,596
                                               --------        -------
STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 11,656,350 shares
    issued                                        2,914          2,914
 Paid-in capital                                 34,397         34,388
 Retained earnings                                8,628          6,435
 Treasury stock at cost, 2,477,691 and
   2,484,351 shares, respectively                (9,456)        (9,480)
                                               --------        -------
                                                 36,483         34,257
                                               --------        -------
                                               $ 55,830        $52,611
                                               ========        =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                           Total
                                                                           Stock-
                                Common     Paid-in   Retained  Treasury   holders'
                                 Stock     Capital   Earnings    Stock     Equity
                               ---------  --------  --------  ---------  ---------
                                      (In thousands, except per share data)

BALANCE, DECEMBER 31, 1994     $2,914     $34,388    $6,435    $(9,480)   $34,257
  Net income                        -           -     2,193          -      2,193
  Treasury stock issued             -           9         -         29         38
  Treasury stock purchased          -           -         -         (5)        (5)
                               ------     -------    ------    -------    -------
BALANCE, SEPTEMBER 30, 1995    $2,914     $34,397    $8,628    $(9,456)   $36,483
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

INCOME TAXES

  Income tax expense consisted of the following:

                                Nine Months Ended September 30,
                                -------------------------------
                                     1995             1994
                                    -----            -----
  Current Taxes:
     Federal                       $    -           $    -
     State                            112              136

  Deferred Taxes:                     488            1,160
                                    -----            -----
                                   $  600           $1,296
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

  In 1994, a significant portion of the NOL carryforwards were utilized in connection with a sale of non-producing leasehold and, based on current projections, it appears likely that the Company will be able to utilize the remaining NOL carryforwards before they expire. As a result, the Company has determined that it is no longer necessary to provide a valuation allowance. The Company expects this adjustment to decrease the combined federal and state effective tax rate from 38 percent to approximately 12 percent for the remainder of 1995. The provision for income taxes in the second and third quarters was calculated using the lower rate.

STATEMENT OF CASH FLOWS

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.5 percent and 5.3 percent rates of interest at September 30, 1995 and December 31, 1994, respectively, with cost approximating market.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             For the Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                              1995         1994
                                                             ------       ------
(In thousands)

Cash paid during the period for:
   Interest (net of amounts capitalized)                      $114         $35
   Income taxes (net of refunds received)                     $361         $ 4


PRO FORMA FINANCIAL INFORMATION

  On April 29, 1994, Key completed a transaction to purchase all the assets of a privately-held oil and gas company for $22.75 million. The following unaudited pro forma information was prepared as if the acquisition occurred on January 1, 1994. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future operations.

                                Nine Months Ended
                                September 30, 1994
                                ------------------
                      (In thousands, except per share data)

           Revenues                 $14,249
           Net income               $ 2,409
           Net income per share     $   .24

SUBSEQUENT EVENT

  On October 24, 1995, the Company purchased 331,000 shares of Key common stock from Apache Corporation ("Apache") for $5.00 per share. The purchase was funded using the Company's existing credit facility. Prospectively, the resulting reduction in the number of shares outstanding will proportionately increase the per share amounts Key reports. The transaction reduced Apache's ownership to 4.3% of Key's outstanding shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

  Key is reporting net income of $.08 per share, or $777,000 for the third quarter of 1995. This is down slightly from the $.09 per share, or $890,000 reported for the same period of 1994. These results are based on revenues of $4.8 million in the third quarters of 1995 and 1994.

  On a year-to-date basis, earnings increased $.02 per share or 10 percent to $.23 per share for 1995. Revenues for the nine-month time frame were $14.2 million and $11.7 million, respectively, for 1995 and 1994.

RESULTS OF OPERATIONS

                                For the Quarter        For the Nine Months
                               Ended September 30,     Ended September 30,
                              --------------------    --------------------
                                 1995       1994         1995      1994
                               --------   -------      -------    -------
Selected Oil and Gas
Operating Statistics
--------------------
Gas Volume - Mcf per day         14,073    13,887       14,236     12,166
Gas Price - Per Mcf             $  1.65   $  1.83      $  1.67    $  2.06
Oil Volume - Barrels per day      1,823     1,819        1,750      1,227
Oil Price - Per barrel          $ 15.05   $ 14.73      $ 15.66    $ 14.31
Full Cost Amortization Rate        38.7%     30.6%        37.4%      31.6%


  Oil and gas revenues for the third quarters of 1995 and 1994 held steady at $4.7 and $4.8 million, respectively. Lower gas prices more than offset the positive effect of higher oil prices and increased production from new drilling. Oil and gas revenues for the comparable nine month periods climbed 21 percent to $14.2 million in 1995, from $11.7 million in 1994. This increase is attributable to expanded production from a major acquisition in the second quarter of 1994 and successful drilling projects.

  On a quarter basis, oil sales increased slightly between 1995 and 1994. Oil prices increased from $14.73 per barrel to $15.05 per barrel in 1995, while production was essentially unchanged.

  The variance between the first nine months of 1995 and 1994 was much more dramatic. Oil sales leaped 56 percent from $4.8 million in 1994 to $7.5 million in 1995. Most of that increase, approximately $2 million, is the result of production increases. Daily oil production averaged 1,750 barrels per day in 1995 compared to 1,227 per day in 1994. This is a result of the 1994 acquisition which was predominantly oil. In the first nine months, oil revenues comprise 52 percent of total sales, compared to 41 percent in 1994. Key's average oil price increased 9 percent to $15.66 per barrel in 1995.

  Gas sales for the third quarter of 1995 declined approximately 8 percent to $2.1 million. Gas production increased, but Key's average gas price dropped from $1.83 per Mcf in 1994 to $1.65 per Mcf in 1995.

  For the nine month periods, gas sales fell about five percent to $3.9 million. Daily production jumped from 12,166 Mcf per day in 1994 to 14,236 Mcf per day in 1995, a 17 percent increase. The increase in production was due to an aggressive drilling and recompletion program and the Company's 1994 acquisition. If prices had remained constant between 1995 and 1994, the increase in gas volumes would have resulted in a $1.2 million sales increase.

However, Key's average gas price dropped $.39 per Mcf. This had a negative impact on sales of $1.5 million.

  Depreciation, depletion and amortization (DD&A) expense for the third quarter and first nine months of 1995 increased 43 percent and 22 percent, respectively, from the comparable periods of 1994. Key's third quarter amortization rate as a percentage of revenue increased from 30.6 percent to 38.7 percent. For the nine months, the amortization rate increased from 31.6 percent to 37.4 percent. The rate increases were primarily attributable to the effect of significantly lower gas prices on the future gross revenue component of the DD&A calculation.

  Operating expenses for the third quarter of 1995 rose 11 percent to $1.7 million. The quarterly variance is largely due to the expense associated with workovers to maintain production on older, declining wells. Year-to-date operating expenses are up 35 percent between 1995 and 1994. Expenses increased between the nine-month periods due to the Company's 1994 acquisition and as a result of the numerous workovers in 1995. On a unit of production basis, third quarter 1995 operating expenses are $.73 per EMcf, compared to $.66 per EMcf for the same period of 1994. For the first nine months of 1995, operating expenses are $.71 per EMcf, compared to $.67 per EMcf in 1994. Key's expenses on a unit of production basis should be higher because the newly acquired properties have a higher oil percentage than Key's pre-acquisition properties and oil properties generally have higher lifting costs than gas properties. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

  Administrative, selling and other costs remained constant between the third quarters of 1995 and 1994 in terms of absolute dollars and on a unit of production basis. Quarterly administrative costs were approximately $.3 million, or $.15 per EMcf. Between the nine months of 1995 and 1994, administrative expense dropped from $.19 per EMcf to $.16 per EMcf. Actual expenses for this same interval increased by 4 percent due to the added burden of administering the larger post acquisition property base.

  Interest expense increased from $275,000 in 1994 to $586,000 in 1995. In the second quarter of 1994, Key entered into a $50 million credit facility with NationsBank of Texas, N.A. At that time, the Company drew $12.5 million to fund an acquisition. The 1994 results include five months of interest versus nine months of interest incurred for the first nine months of 1995.

  Interest of $422,000 was capitalized in the first nine months of 1995 for borrowings associated with the undeveloped leasehold acquired in the second quarter of 1994. Capitalized interest of $189,000 was recorded for the same period of 1994.

  Interest income of $10,000 and $103,000 was earned for the first nine months of 1995 and 1994, respectively. The higher interest income in 1994 reflects the investment of the large cash balance that existed before the 1994 acquisition.

  As discussed in more detail under the heading "Income Taxes" in the notes to the financial statements, the Company has determined that it is no longer necessary to maintain a valuation allowance against its deferred tax asset. The Company expects this adjustment to decrease the combined federal and state effective tax rate from 38 percent to approximately 12 percent for the remainder of 1995. Income taxes were calculated using the lower rate for second and third quarter.

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

  Cash from operating activities decreased 9 percent to $7.1 million between the first nine months of 1995 and 1994. Normal fluctuations in operating assets and liabilities more than offset the increase in the other components of cash from operating activities.

  During the first nine months of 1995, the Company increased exploration and development expenditures by 86 percent over 1994 expenditures for the same time period. The 1995 nine month total of $8 million represents 112 percent of cash from operating activities. This compares to $4.3 million (55 percent of cash from operating activities) in 1994.

  Since year-end 1994, long-term debt increased from $10 million to $11.4 million. Proceeds from long-term borrowings were used to fund exploration and development expenditures in excess of cash provided by operating activities.

  The Company's ratio of current assets to current liabilities was 1.4 to 1 at September 30, 1995, an increase from the 1 to 1 ratio calculated at December 31, 1994.

FUTURE TRENDS

  As discussed previously, the Company invested $8 million in exploration and development activities during the first nine months of 1995 and continues to pursue opportunities to expand its drilling program. To the extent Key is able to identify attractive drilling opportunities in excess of cash generated by operations, there is sufficient remaining capacity under the Company's existing credit facility to capitalize on those opportunities. The Company expects that its exploration and development expenditures will continue at a comparable pace during the remainder of 1995.

  The mid-continent region continues to be the strongest region in terms of drilling activity. Approximately 60 percent of the drilling dollars invested year-to-date were spent in this area and several additional projects are scheduled for the remainder of 1995. The Company also continues to acquire relatively larger working interests in certain projects in this region as other companies become "capital constrained" due to lower product prices.

  In March 1995, the Company entered into a joint venture with a major oil company for the exploration of certain fields located in the gas-prone Sacramento Basin of California. The drilling season in this area begins in early fall and the Company expects to be able to report on the initial results of this project by year end.

  Although gas prices continue to be depressed, they appear to be improving somewhat in the fourth quarter. Oil prices, however, continue to be weak and the fourth quarter realized price will probably be flat or somewhat lower than the third quarter. There is, however, no assurance to the future direction of either oil or gas prices.

  The acquisition arena remains competitive. However, the Company continues to evaluate acquisition, merger and joint venture opportunities as they arise and would actively pursue entering into a transaction of this type if the economic and strategic factors appeared favorable.

  On October 24, 1995, the Company purchased 331,000 shares of Key common stock from Apache Corporation ("Apache") for $5.00 per share. The purchase was funded using the Company's existing credit facility. Prospectively, the resulting reduction in the number of shares outstanding will proportionately increase the per share amounts Key reports. The transaction reduced Apache's ownership to 4.3% of Key's outstanding shares.

  Cash on hand at September 30, 1995, together with net cash provided by operating activities and amounts available under the credit facility, are expected to be adequate to meet future liquidity needs under current corporate policies. Management believes that the overall sources of funds available to Key will continue to be sufficient to satisfy the Company's financial obligations and to provide resources for exploration, development and acquisition activities.

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

        None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
----------------------------------------------------------------

        None.

ITEM 5.  OTHER INFORMATION
--------------------------

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        (a)     Exhibits filed herewith:

                27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended September 30, 1995.

        (b)     Reports on Form 8-K:

                No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1995


                                    KEY PRODUCTION COMPANY, INC.

                                    /s/ Monroe W. Robertson
                                    ------------------------------
                                    Monroe W. Robertson
                                    Senior Vice President and Secretary
                                    (Principal Financial Officer)


                                    /s/ Cathy L. Anderson
                                    ------------------------------
                                    Cathy L. Anderson
                                    Controller
                                    (Principal Accounting Officer)