Form 10-K
period 1995-12-31
KEY PRODUCTION CO INC
filed 1996-04-01
CIK 837290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-K

      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM _________ TO ________

                         COMMISSION FILE NUMBER 0-17162
                                  ------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, Par Value $.25 Per Share

     Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                                      ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     Aggregate market value of the voting stock held by non-affiliates of
      Key Production Company, Inc. as of March 22, 1996....$46,877,556

     Number of shares of Key Production Company, Inc. common stock outstanding as of March 22, 1996.....................  8,849,468

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                      PAGE
- --------                                                                  ----
PART I   ...............................................................    1
     1.  BUSINESS  .....................................................    1
     2.  PROPERTIES  ...................................................    4
     3.  LEGAL PROCEEDINGS  ............................................    6
     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ..........    6
         EXECUTIVE OFFICERS OF THE REGISTRANT    .......................    6

PART II  ...............................................................    8
     5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS    ........................................    8
     6.  SELECTED FINANCIAL DATA  ......................................    8
     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS    ........................    9
     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  ..................   15
     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE    ........................   34

PART III ...............................................................   34
     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*  ..........   34
     11. EXECUTIVE COMPENSATION*   .....................................   34
     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT*   .............................................   34
     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  ...............   35

PART IV  ...............................................................   35
     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K    ...................................................   35

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Key Production Company, Inc. (Key or the Company) is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's exploration interests are spread over 14 states with primary focus areas in the Anadarko Basin of Oklahoma, California, the Rocky Mountain region and the Gulf Coast. The Company was incorporated in Delaware on June 22, 1988, and maintains its corporate offices in Denver, Colorado. Key opened regional exploration offices in Tulsa, Oklahoma and Houston, Texas in October 1994 and March 1995, respectively. The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol KPCI.

BUSINESS DURING 1995

     Production during 1995 totaled 633 Mbbls of oil and 5,262 MMcf of gas. Oil and gas production increased 26 percent and 16 percent, respectively, primarily as a result of production from new drilling. Product prices averaged $15.70 per barrel of oil and $1.71 per Mcf of gas.

     In 1995, the Company spent $13 million on exploration and development activities. Key participated in drilling 56 gross (8.35 net) wells in 1995. During 1995, 48 gross (6.36 net) wells were completed as producers and 8 gross (1.99 net) wells were dry. Sales of producing properties were not significant in 1995.

     Key has working interests in approximately 1,286 gross (94 net) wells located primarily in the Anadarko Basin of Oklahoma, Wyoming, southern Texas, Louisiana and offshore Gulf of Mexico. In addition, Key has royalty or overriding royalty interests in approximately 60 properties in the Midcontinent region, 60 properties in the Gulf Coast region and 1,775 properties in the Rocky Mountain region. At year end, Key held approximately 92,900 net acres of developed leasehold located primarily in Oklahoma, Wyoming, Texas and Louisiana. Key also held approximately 353,000 net acres of undeveloped leasehold located primarily in the Rocky Mountain region.

     During 1995, the majority of Key's spot market gas production was marketed by Apache Corporation (Apache) and sold to Natural Gas Clearinghouse (NGC). Sales to NGC accounted for 37 percent of Key's 1995 oil and gas revenues. Eighty-Eight Oil Company (Eighty-Eight Oil) was the largest purchaser of Key's crude oil production. Approximately 29 percent of 1995 revenues resulted from crude oil sales to Eighty-Eight Oil. No other single purchaser accounted for more than 10 percent of revenues in 1995.

     On December 21, 1995, the Company announced that Key and Brock Exploration Corporation (Brock) had entered into a definitive merger agreement that would combine the two companies. The merger will be structured as a tax-free exchange with each Brock shareholder receving one share of Key stock for each 1.45 Brock share held. The proposed transaction is subject to approval by the stockholders of both Key and Brock and certain other conditions. Both Key and Brock will submit the merger to their respective stockholders for approval at special meetings on March 28, 1996. Subject to stockholder approval and other conditions, the transaction will be consummated as soon as practicable in the Spring of 1996.

COMPETITION

     The oil and gas industry is highly competitive. As an independent oil and gas company, Key must compete against companies with substantially larger financial and other resources for a variety of opportunities including reserve and lease acquisitions and marketing agreements.

NATURAL GAS AND OIL PRICES

     Key's gas price averaged $1.71 per Mcf in 1995, $.27 lower than the prior year average of $1.98 per Mcf. Key's average realized oil price rose to $15.70 per barrel in 1995, up from $14.27 in the prior year. Key's business will continue to be affected by future changes in domestic and international oil and gas prices. No assurances can be given as to the trend in, or level of, future oil and gas prices.

RESERVE VALUE CEILING TEST

     Key reviews the carrying value of its oil and gas properties on a quarterly basis under the full cost accounting rules of the Securities and Exchange Commission (SEC or the Commission). Under the full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key did not record any write-downs in the three years ended December 31, 1995.

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

     The Company is not aware of any environmental claims existing as of December 31, 1995, which would have a material impact upon the Company's financial condition or results of operations. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

EMPLOYEES

     On December 31, 1995, Key had 28 full-time employees.

OFFICES

     Key's principal executive offices are located at One Norwest Center, 20th Floor, 1700 Lincoln Street, Denver, Colorado 80203-4520.

ITEM 2.  PROPERTIES

PRODUCTIVE WELLS AND ACREAGE

     The number of productive gas and oil wells in which Key has working interests as of December 31, 1995, is set forth below. Substantially all of these properties are operated by other owners.

                       Gas          Oil
                      -----        ----
                   Gross  Net   Gross  Net
                   -----  ----  -----  ----
Midcontinent         320  14.8     32   1.7
Gulf Coast           114   3.2     47  12.6
Rocky Mountains      105   4.7    667  55.5
California             1   1.0      -     -
                     ---  ----    ---  ----
                     540  23.7    746  69.8
                     ===  ====    ===  ====

          In addition, Key has royalty or overriding royalty interests in approximately 60 properties in the Midcontinent region, 60 properties in the Gulf Coast region and 1,775 properties in the Rocky Mountain region. As of December 31, 1995, Key held approximately 92,900 net developed acres. Approximately 70,700 net acres are located in the Rocky Mountains with the remainder located in the Midcontinent and Gulf Coast regions.

GROSS WELLS DRILLED

          The following table sets forth the number of wells drilled during 1995, 1994 and 1993 in which the Company participated.

                                        Exploratory                   Developmental
                                        -----------                   -------------
                   Productive    Dry       Total     Productive  Dry      Total
                   ----------  -------  -----------  ----------  ---  -------------
        1995
     ----------
Midcontinent               9        5           14          19    -             19
Gulf Coast                 -        -            -           1    -              1
Rocky Mountains            1        2            3          17    -             17
California                 1        1            2           -    -              -
                   ----------  -------  -----------  ----------  ---  -------------
                          11        8           19          37    -             37
                   ==========  =======  ===========  ==========  ===  =============

        1994
     ----------
Midcontinent               -        -            -          16    1             17
Gulf Coast                 -        -            -          10    1             11
Rocky Mountains            1        2            3          11    3             14
                   ----------  -------  -----------  ----------  ---  -------------
                           1        2            3          37    5             42
                   ==========  =======  ===========  ==========  ===  =============

        1993
     ----------
Midcontinent               -        -            -          18    -             18
Gulf Coast                 -        -            -           1    -              1
Rocky Mountains            -        -            -           8    -              8
                   ----------  -------  -----------  ----------  ---  -------------
                           -        -            -          27    -             27
                   ==========  =======  ===========  ==========  ===  =============

       At December 31, 1995, 7 gross (1.36 net) wells were in the process of being drilled.

UNDEVELOPED ACREAGE

       As of December 31, 1995, Key held an interest in approximately 353,000 net undeveloped acres located in the Rocky Mountain region.

PRODUCTION AND PRICING INFORMATION

       The following table describes, for each of the last three fiscal years, oil and gas production and pricing data for the Company.

                                          Average
                                         Production
 Year Ended December 31,    Oil    Gas      Cost     Average Sales Price
- -------------------------                            -------------------
                           Mbbls  Mmcf    Per Emcf    Per Bbl   Per Mcf
                           -----  -----  ----------  ---------  --------
1995.....................    633  5,262        $.70     $15.70     $1.71
1994.....................    504  4,522        $.68     $14.27     $1.98
1993.....................    208  3,822        $.63     $15.36     $2.19

RESERVE VALUE INFORMATION

  The estimated proved oil and gas reserves of Key, as of December 31, 1995, 1994 and 1993, and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1995, 1994 and 1993, are included in Supplemental Oil and Gas Disclosures to Financial Statements appearing on pages 31 through 33 of this Form 10-K. Supplemental Oil and Gas Disclosures also include Key's net revenues from production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1995.

  Future reserve values are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalations.

                                                Present Value of Estimated
                                               Future Net Cash Flows Before
                            Estimated Future           Income Tax
                             Net Cash Flows     (Discounted at 10 Percent)
                           ------------------  ----------------------------
                                     Proved                     Proved
 Year Ended December 31,   Proved   Developed     Proved       Developed
- -------------------------  -------  ---------  -------------  -----------
                                           (In thousands)
1995.....................  $88,016    $86,299        $61,201      $60,296
1994.....................  $77,106    $72,404        $51,328      $49,015
1993.....................  $54,871    $54,323        $38,577      $38,211

     The present value of estimated future net cash flows from proved reserves after income taxes are $50,758,000, $42,722,000 and $32,110,000 for 1995, 1994
and 1993, respectively.

     Estimated future net cash flows at December 31, 1995, are expected to be received as shown in the following years:

                                      Proved
Year Ended December 31,     Proved   Developed
- -------------------------  --------  ---------
                             (In thousands)
1996.....................   $15,957    $15,933
1997.....................    13,260     13,373
1998.....................    10,363     10,139
Thereafter...............    48,436     46,854
                            -------    -------

Total....................   $88,016    $86,299
                            =======    =======

          Other than the proposed merger described in Item 7 on page 13, no major discovery or other favorable or adverse event is believed to have occurred since December 31, 1995, which would cause significant change in the estimated proved reserves reported herein. The above estimates are based on year-end pricing in accordance with Commission guidelines and do not reflect current prices. Since January 1, 1995, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and/or the Energy Information Administration.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not subject to any pending litigation that, in the opinion of the Company's management, will materially affect the financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted for a vote of security holders during the fourth quarter of 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

          FRANCIS H. MERELLI, 60, has been chairman of the board of directors, president and chief executive officer of the Company since September 9, 1992. From July 1991 to September 1992, Mr. Merelli was engaged as a private consultant in the oil and gas industry. Mr. Merelli was president and chief operating officer of Apache Corporation, and president, chief operating officer and a director of Key from June 1988 to July 1991, at which time he resigned from those positions in both companies. He was president of Terra Resources, Inc. from 1979 to 1988.

          MONROE W. ROBERTSON, 46, has been with the Company since September 10, 1992. Since February 1994, he has served as senior vice president and corporate secretary and prior to that time as vice president and corporate secretary.
From August 1988 to July 1992, he was employed by Apache Corporation in various capacities, the most recent of which was director of operational planning. From 1986 to 1988, Mr. Robertson was director of corporate planning for Terra Resources, Inc. From 1973 to 1986, Mr. Robertson was employed by Gulf Oil Corporation.

          CATHY L. ANDERSON, 40, has been controller of the Company since January 15, 1993. From July 1985 to January 1993, Ms. Anderson was employed by Arthur Andersen LLP, a public accounting firm, in various capacities, the most recent of which was audit manager.

          STEPHEN P. BELL, 41, has been vice president - land of the Company since February 2, 1994. From March 1991 to February 1994, he was president of Concord Reserve, Inc., a privately-held independent oil and gas company. He was employed by Pacific Enterprises Oil Company (formerly Terra Resources, Inc.) as midcontinent regional manager from February 1990 to February 1991 and as land manager from August 1985 to January 1990.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Key's common stock, par value $.25 per share, trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol KPCI. No dividends were paid in 1995 or in 1994. The table below shows the market price of the common stock for 1995 and 1994:

                             MARKET PRICE
                  ----------------------------------
                        1995              1994
                  ----------------  ----------------
                   High      Low     High      Low
                  -------  -------  -------  -------
First Quarter      $5.000   $4.500   $4.000   $2.750
Second Quarter     $6.375   $4.625   $4.750   $3.000
Third Quarter      $5.750   $5.000   $4.750   $3.625
Fourth Quarter     $5.750   $4.625   $5.375   $3.500


          The closing price of Key's common stock as reported on The Nasdaq Stock Market for March 22, 1996, was $5.50. At March 22, 1996, the Company's 8,849,468 shares of common stock outstanding were held by 5,323 stockholders of record and approximately 5,400 beneficial owners.


ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 1995, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                       For the Year Ended December 31,
                                 -------------------------------------------
                                  1995     1994     1993     1992     1991
                                 -------  -------  -------  -------  -------
                                    (In thousands, except per share data)
     Revenues..................  $19,297  $16,637  $11,735  $17,641  $23,444
     Net income/(a)/...........    3,054    2,943    3,495      267    2,437
      Per share/(a)/...........      .32      .30      .34      .03      .22
     Cash dividends............        -        -        -    1,598    4,345
      Per share................        -        -        -     .150     .385
     Oil and gas expenditures..   13,591   29,966    1,885    1,371    1,600
     Total assets..............   59,199   52,611   39,805   41,040   46,995
     Long-term debt............   14,600   10,000        -    2,708    4,661
     Stockholders' equity......   35,699   34,257   35,918   32,400   35,393

     /(a)/ Net income for 1993 includes a non-recurring gain of $1,603,000 ($.16 per share) due to a change in the method of accounting for income taxes and an extraordinary loss on early extinguishment of debt of $122,000 ($.01 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting 1995 net income of $3.1 million, or $.32 per share. On a per share basis, net income rose 7 percent over the $.30 per share reported in 1994, and 68 percent over the $.19 per share from continuing operations reported in 1993. Earnings for 1995, 1994 and 1993 are based on oil and gas revenues of $19.3, $16.3, and $11.7 million, respectively.

     Net income for 1993 was $3.5 million ($.34 per share) and includes a $1.6 million non-recurring benefit resulting from the adoption of Statement of Financial Accounting Standards No. 109 in January 1993 and $122,000 loss on early extinguishment of debt.

REVENUES

     In 1995, oil and gas revenues climbed 18 percent to $19.3 million. The surge in revenues is primarily the result of production increases. Sales for 1995 reflect a full year of production from the Company's 1994 acquisition and additional volumes from successful drilling projects.

     Between 1994 and 1993, oil and gas revenues rose by $4.6 million, or 40 percent to reach $16.3 million. The significant increase to 1994 sales encompasses eight months of production from the Company's second quarter 1994 acquisition of producing properties and the positive impact that wells drilled or recompleted since 1993 had on oil and gas production.

     Gas sales between 1995 and 1994 remained relatively flat at $9.0 million. Daily gas volumes climbed 16 percent from 12,389 Mcf per day in 1994 to 14,416 Mcf per day in 1995, adding approximately $1.5 million in value. Increased gas production from new drilling and the 1994 acquisition were just enough to offset a drop in Key's average gas price. Average gas prices fell from $1.98 per Mcf in 1994 to $1.71 per Mcf in 1995.

     Gas sales increased 7 percent between 1994 and 1993. The increase in gas sales is the result of gas volumes climbing 18 percent between 1994 and 1993. Daily production volumes went from 10,470 Mcf per day in 1993 to 12,389 Mcf per day in 1994 and had a positive impact of $1.5 million. This production increase was more than enough to counteract the effect of falling prices in the latter part of 1994. Key's average gas price dropped from $2.19 per Mcf in 1993 to $1.98 per Mcf in 1994.

     Oil sales of $9.9 million in 1995 increased $2.7 million, or 38 percent, over the comparable 1994 sales. Increases to both price and production volumes account for the substantial gain. Daily production volumes increased 26 percent from 1,382 barrels per day in 1994 to 1,736 barrels per day in 1995. Additional volume in 1995 added approximately $1.8 million to oil sales. Key's average oil price increased 10 percent from $14.27 per barrel in 1994 to $15.70 per barrel in 1995. The favorable price variance had a positive impact of $.9 million.

     Spurred on by the acquisition, 1994 oil sales increased by $4 million over 1993 oil sales. Daily oil production more than doubled, going from 569 barrels per day in 1993 to 1,382 barrels per day in 1994. Production increases added $4.6 million to sales, while a 7 percent dip in prices reduced sales by $.6 million. The average price for oil was $14.27 per barrel in 1994 compared to $15.36 per barrel in 1993.

     Product sales from gas processing plants contributed $301,000, $140,000 and $106,000 to oil and gas production revenues in 1995, 1994 and 1993, respectively. In 1995, Key's oil and gas revenues are derived from the following product mix: 52 percent oil, 47 percent gas and the balance from plant product sales. This compares to the following components for 1994: 44 percent oil, 55 percent gas and 1 percent plant products.

     Other revenues for 1994 include proceeds from a gas contract settlement in the amount of $300,000.

COSTS AND EXPENSES

     Depreciation, depletion and amortization (DD&A) expense increased 40 percent to $7.5 million for 1995. The increase to DD&A expense was triggered by higher oil and gas revenues as discussed above, and an increase to the amortization rate. Key's annualized amortization rate as a percentage of revenue increased from 32.1 percent in 1994 to 38.0 percent in 1995. The rate increase was a consequence of significantly lower gas prices and their effect on the future gross revenue component of the DD&A calculation. DD&A expense increased between 1994 and 1993. The 1994 increase was due to relatively higher oil and gas sales and net properties in 1994. Reserve additions from the acquisition and drilling helped reduce the amortization rate to 32.1 percent of revenue from
33.1 percent in the prior year.

     As anticipated, operating expenses for 1995 rose 25 percent to $6.4 million. The increase can be attributed to the Company's 1994 acquisition and the numerous workovers performed in 1995 to maintain production on older, declining wells. On a unit of production basis, 1995 operating expenses are $.70 per EMcf, compared to $.68 per EMcf in 1994. Key's expenses on a unit of production basis increased in 1995 because the newly acquired properties have a greater oil percentage than Key's pre-acquisition properties and oil properties generally have higher lifting costs than gas properties. Key's operating expenses increased 1.9 million, or 59 percent, between 1994 and 1993. This increase was largely due to the second quarter acquisition and is in line with the boost to oil and gas revenues. On a unit of production basis, operating expenses for 1994 are $.68 per EMcf, up from the $.63 per EMcf in 1993.

     Administrative, selling and other costs held steady with just a 2 percent increase to reach $1.5 million for 1995. Between 1995 and 1994, administrative expense dropped from $.19 per EMcf to $.16 per EMcf. Due to certain economies of scale and full cost accounting rules which provide for the capitalization of direct overhead related to exploration and development activities, the Company was able to maintain levels of administrative expense while managing a larger asset base. Administrative expenses declined seven percent between 1994 and 1993. On a units of production basis, administrative expense decreased to $.19 per Emcf in 1994, compared to $.30 per EMcf in 1993. Apache Corporation provided accounting and administrative services to Key for the first four months of 1993. Key paid Apache $300,000 for the services provided and this amount is included in the 1993 total.

     Key has a $50 million credit facility with NationsBank of Texas, N.A. In 1995, the Company elected to increase its borrowing base from $18 million to $22 million. During the year, an additional $4.6 million was borrowed to fund various exploration and development projects. Annual interest for 1995 increased from $446,000 to $828,000. Interest expense for 1995 includes interest on the additional $4.6 million borrowing and twelve months of interest versus eight months in 1994. Interest expense was only $125,000 in 1993 and reflects the Company's pre-acquisition debt levels.

     Interest of $574,000 was capitalized in 1995 for borrowings associated with the undeveloped leasehold acquired in 1994. Capitalized interest of $309,000 was recorded for the same period of 1994. No interest was capitalized for 1993.

     Interest income of $16,000, $110,000 and $282,000 was recorded for the years 1995, 1994 and 1993, respectively. The higher interest income in 1994 and 1993 reflects the investment of property sales proceeds received in the first quarter of 1993 and held until the second quarter of 1994. Available cash was used to partially fund the acquisition.

     As discussed in more detail in Footnote 3, "Income Taxes", the Company has determined that it is no longer necessary to maintain a valuation allowance
against its deferred tax asset.   This adjustment decreased the combined federal
and state effective tax rate from 38 percent to approximately 19 percent for 1995.

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

     Cash from operating activities declined slightly from $11.6 million in 1994 to $11.3 million in 1995. An increase to net income between the two years added $.1 million to cash from operating activities, and the increase in DD&A added another $2.1 million. These 1995 increases were offset by a $1 million decrease in deferred taxes and normal fluctuations in the other balance sheet components. Cash from operating activities soared from $6.7 million in 1993 to $11.6 million in 1994. Most of this increase can be traced to Key's 1994 acquisition and active drilling program. The resulting higher oil and gas production translates into elevated oil and gas revenues and a boost to cash from operating activities.

     Cash expenditures for exploration and development for 1995 totaled $13.5 million, or 119 percent of cash from operating activities. This compares to $6.1 million and 53 percent of cash from operating activities in 1994, and $1.9 million and 29 percent of cash from operating activities in 1993. The Company implemented a strategy to increase production and reserves through selective drilling in the second quarter of 1993. Since that time, the Company has steadily expanded its exploration and development activities. Key drilled 56 gross wells (8.35 net) in 1995, 45 gross wells (6.25 net) in 1994 and 27 gross wells (.6 net) in 1993.

     In the second quarter of 1994, Key completed a transaction to acquire assets in the Rocky Mountain region for $22.75 million. As of the October 1, 1993 effective date, the acquisition included 2.6 million barrels of oil, 8 billion cubic feet of natural gas and approximately 980,000 net undeveloped acres. Only minor acquisitions of oil and gas properties were made in 1995 and no acquisitions were made in 1993.

     In 1993, the Company received $3.9 million in proceeds from the sale of approximately 1,100 low value oil and gas properties, the sale of a net profit reversionary interest and the sale of a negative reversionary interest. The properties and net profit interests were sold to Apache to reduce the administrative expense Key would incur accounting for numerous low-value properties. Key received proceeds for small property sales in 1995 and 1994.

     In the second quarter of 1994, Key borrowed $12.5 million against its credit facility with NationsBank to partially fund the acquisition. In the second half of 1994, the Company repaid $2.5 million of the loan using cash from operations. In 1995, the Company borrowed a net of $4.6 million against its NationsBank credit facility to finance exploration and drilling activities and stock repurchases in excess of cash generated by operating activities.

     In the fourth quarter of 1995, Key purchased 331,000 shares of its own stock from Apache Corporation for $1.7 million, or $5.00 per share. In 1994, Key purchased 292,171 shares of its own stock for $1.3 million, or an average of $4.58 per share. In a non-cash transaction in 1994, the Company exchanged approximately 200,000 net undeveloped acres in the Green River Basin in Wyoming for 800,000 shares of Key common stock held by Apache. Transactions for the purchase of shares in 1993 were immaterial.

     The Company's ratio of current assets to current liabilities was 1.1 to 1 at December 31, 1995, an increase from the 1 to 1 ratio calculated at December 31, 1994.

     Management believes that cash on hand at year-end, net cash generated from operations and remaining amounts available under the existing line of credit will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding operations, exploration and development activities.

FUTURE TRENDS

     Consistent with its stated objective over the last several years, the Company will continue to pursue expansion of its exploration and development activities in 1996. As discussed above, cash expenditures for exploration and development activities totaled $1.9 million, $6.1 million and $13.5 million in fiscal 1993, 1994 and 1995, respectively.

     Total reserve additions in 1995 replaced 154% of that year's production and, on a year-end comparative basis, reserve quantities increased approximately 9% to 60.2 EBcf. Production for the year increased approximately 20% on an EMcf basis. These production and reserve quantity increases are primarily attributable to the results of successful drilling projects. The Company intends to continue to increase exploration and development expenditures. However, as in the past, Key will invest only in those projects that meet its economic investment criteria. Depending on the number and quality of drilling opportunities identified, total cash available under the credit facility combined with cash from operating activities may exceed the dollar amount of the investment opportunities identified. This has been the case in each of the last three fiscal years.

     In December 1995, Key and Brock Exploration Corporation (Brock) entered into a definitive merger agreement that would combine the two companies. The agreement provides that each Brock stockholder will receive one share of Key common stock for each 1.45 Brock shares held. The transaction is subject to approval by stockholders of both companies and will be voted upon at special meetings of the respective stockholders on March 28, 1996. If the requisite approval is received, the merger will be close as soon as reasonably practicable thereafter. Based on information currently available, Key expects the transaction to be consummated.

     Details of the merger and pro forma information about the combined companies is contained in a Joint Proxy Statement/Prospectus that was mailed to stockholders of both companies on or about February 16, 1996. As described therein, subsequent to the merger, Brock would be a wholly-owned subsidiary of Key. Administrative and accounting functions previously performed by Brock employees in Brock's offices in New Orleans, LA would be consolidated in Key's Denver office. Key expects to maintain a small staff of former Brock employees in Brock's exisiting New Orleans office. Personnel in that office will focus on exploration and acquisition activities. Key expects to realize significant administrative savings compared to the combined pre-merger expenses of the two companies.

     In connection with the merger, Key will assume all of the assets and liabilities of Brock, including Brock's exisiting bank debt. The borrowing base under Key's line of credit with NationsBank is based on the value of its oil and gas properties. Key is currently negotiating with NationsBank to obtain an increase in its borrowing base using the reserve value of the combined companies. The Company expects to obtain this increase and will use the additional funds available under the facility to repay Brock's exisiting bank debt thereby taking advantage of Key's more favable interest rate terms.

     Key will continue to pursue its strategy of centralized administration and regionally-decentralized exploration in 1996. Regional offices were opened in Tulsa, OK and Houston, TX in October, 1994 and March 1995, respectively, and as discussed above, consummation of the merger with Brock will add a regional office in New Orleans. Personnel in the regional offices will seek to identify attractive exploration and acquisition opportunities in their respective geographical areas with the overall corporate goal of increased production, reserves and profitability.

     Key's regional efforts have historically been focused in the Rocky Mountain, Gulf Coast and Mid Continent areas. During 1995, Key launched exploration activities in a fourth regional area - California. Under the terms of a joint venture agreement with Mobil Exploration & Producing U.S. Inc. (Mobil), Key obtained exploration rights on approximately 15,000 gross acres of producing leasehold in the gas-prone Sacramento basin. To date, results have been encouraging with three of the four wells drilled completed as producers. These three wells were placed on production in January, February and March, 1996. These wells are currently producing and selling gas. Key has access to the 3-D seismic information previously obtained by Mobil and is in the process of conducting additional 3-D seismic surveys in the area. Additional drilling is planned in this area during 1996, although the exact number of wells to be drilled has not been determined at this time.

     The Company expects that cash on hand, net cash generated by operating activities and amounts available under the credit facility will be adequate to meet future liquidity needs under corporate policies. Management believes that the overall sources of funds available to Key will continue to be sufficient to satisfy the Company's financial obligations and to provide resources for exploration, development and acquisition activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See following Index

                          KEY PRODUCTION COMPANY, INC.

            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                            Page
Statement of income for each of the three years in the
period ended December 31, 1995...................................            16
Statement of cash flows for each of the three years in
the period ended December 31, 1995...............................            17
Balance sheet as of December 31, 1995 and 1994...................            18
Statement of stockholders' equity for each of the three
years in the period ended December 31, 1995......................            19
Summary of significant accounting policies.......................            20
Notes to financial statements....................................            23
Report of independent public accountants.........................            30
Supplemental oil and gas disclosures.............................            31
Supplemental quarterly financial data............................            34

     All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the financial statements or related notes thereto.

                          KEY PRODUCTION COMPANY, INC.

                              STATEMENT OF INCOME



                                     For the Year Ended December 31,
                                     -------------------------------
                                         1995      1994      1993
                                       --------  --------  --------
                                  (In thousands, except per share data)
REVENUES:
 Oil and gas production revenues.....  $19,255   $16,307   $11,658
 Other revenues......................       42       330        77
                                       -------   -------   -------
                                        19,297    16,637    11,735
                                       -------   -------   -------
OPERATING EXPENSES:
 Depreciation, depletion and
  amortization.......................    7,451     5,328     3,902
 Operating costs.....................    6,376     5,103     3,207
 Administrative, selling and other...    1,461     1,432     1,535
 Financing costs:
   Interest expense..................      254       137       125
   Interest income...................      (16)     (110)     (282)
                                       -------   -------   -------
                                        15,526    11,890     8,487
                                       -------   -------   -------
INCOME BEFORE INCOME TAXES,
 EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE.............    3,771     4,747     3,248
PROVISION FOR INCOME TAXES...........      717     1,804     1,234
                                       -------   -------   -------
NET INCOME BEFORE
 EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE.............    3,054     2,943     2,014
 Extraordinary item (loss on
   early extinguishment of debt,
   net of related income tax
   benefit of $74,000)...............        -         -      (122)
 Cumulative effect of change
   in accounting for income taxes....        -         -     1,603
                                       -------   -------   -------
NET INCOME...........................  $ 3,054   $ 2,943   $ 3,495
                                       =======   =======   =======

NET INCOME PER COMMON SHARE:
 Before extraordinary item and
   cumulative effect of change
   in accounting principle...........     $.32      $.30   $   .19
 Extraordinary item..................        -         -      (.01)
 Cumulative effect of change in
  accounting for income taxes........        -         -       .16
                                       -------   -------   -------
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING.......     $.32      $.30   $   .34
                                       =======   =======   =======

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING.......    9,569     9,808    10,252
                                       =======   =======   =======

                          KEY PRODUCTION COMPANY, INC.

                            STATEMENT OF CASH FLOWS

                                                For the Year Ended December 31,
                                            ----------------------------------------
                                                1995          1994          1993
                                            ------------  ------------  ------------
                                             (In thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................     $  3,054      $  2,943       $ 3,495
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion and
     amortization.........................        7,451         5,328         3,902
   Deferred income taxes..................          543         1,552         1,104
   Cumulative effect of change in method
     of accounting for income taxes.......            -             -        (1,603)
   Loss on early extinguishment of debt,
     net of taxes.........................            -             -           122
 Changes in operating assets and
   liabilities:
 (Increase) decrease in receivables.......           30          (426)          763
 (Increase) decrease in prepaid
   expenses and other.....................         (321)           86            25
 Increase (decrease) in accounts
   payable and accrued expenses...........          629         1,308          (214)
 Increase (decrease) in long-term
   property liabilities and other.........          (88)          823          (912)
                                               --------      --------       -------
   Net cash provided by operating
     activities...........................       11,298        11,614         6,682
                                               --------      --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas exploration and
   development expenditures...............      (13,478)       (6,128)       (1,928)
 Acquisition of oil and gas properties....         (597)      (23,021)            -
 Proceeds from sale of oil and gas
   properties.............................          351           321         3,859
 Other capital expenditures...............         (198)         (383)         (241)
                                               --------      --------       -------
   Net cash provided (used) by investing
     activities...........................      (13,922)      (29,211)        1,690
                                               --------      --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings.....................        4,900        12,500             -
 Payments on long-term debt...............         (300)       (2,500)       (3,183)
 Payments to acquire treasury stock.......       (1,666)       (1,337)           (1)
                                               --------      --------       -------
   Net cash provided (used) by
     financing activities.................        2,934         8,663        (3,184)
                                               --------      --------       -------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................          310        (8,934)        5,188
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR..................................          281         9,215         4,027
                                               --------      --------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR..     $    591      $    281       $ 9,215
                                               ========      ========       =======

     The accompanying Summary of Significant Accounting Policies and Notes to Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                                 BALANCE SHEET

                                                                December 31,
                                                             -------------------
                          ASSETS                               1995       1994
                                                             ---------  --------
                                                                (In thousands,
                                                              except share data)
CURRENT ASSETS:
 Cash and cash equivalents.................................  $    591   $   281
 Receivables...............................................     3,346     3,376
 Prepaid expenses and other................................       481       160
                                                             --------   -------
                                                                4,418     3,817
                                                             --------   -------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
 Proved properties.........................................    61,470    49,381
 Unproved properties and properties
   under development, not being amortized..................     9,104     7,953
                                                             --------   -------
                                                               70,574    57,334
 Less - accumulated depreciation, depletion
   and amortization........................................   (16,420)   (9,105)
                                                             --------   -------
                                                               54,154    48,229
                                                             --------   -------

OTHER ASSETS, NET..........................................       627       565
                                                             --------   -------
                                                             $ 59,199   $52,611
                                                             ========   =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable..........................................  $  2,948   $ 2,193
 Accrued exploration and development.......................       370       854
 Accrued lease operating expense and other.................       531       711
                                                             --------   -------
                                                                3,849     3,758
                                                             --------   -------

LONG-TERM DEBT.............................................    14,600    10,000
                                                             --------   -------

NON-CURRENT LIABILITIES:
 Income taxes..............................................     3,199     2,656
 Long-term property liabilities and other..................     1,852     1,940
                                                             --------   -------
                                                                5,051     4,596
                                                             --------   -------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000 shares
   authorized, 11,656,350 shares issued....................     2,914     2,914
 Paid-in capital...........................................    34,401    34,388
 Retained earnings.........................................     9,489     6,435
 Treasury stock at cost, 2,806,882 and 2,484,351
   shares, respectively....................................   (11,105)   (9,480)
                                                             --------   -------
                                                               35,699    34,257
                                                             --------   -------
                                                             $ 59,199   $52,611
                                                             ========   =======


                          KEY PRODUCTION COMPANY, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                                         Total
                                       Paid-in  Retained  Treasury    Stockholders'
                         Common Stock  Capital  Earnings   Stock        Equity
                         ------------  -------  --------  -------    ------------
                                  (In thousands, except per share data)
BALANCE, DECEMBER 31,

 1992...................   $2,914       $34,381  $     -   $ (4,895)  $32,400
 Net income.............        -             -    3,495          -     3,495
 Treasury stock issued..        -             1        -         23        24
 Treasury stock
   purchased............        -             3       (3)        (1)       (1)
                          -------       -------   ------   --------   -------
BALANCE, DECEMBER 31,
 1993...................    2,914        34,385    3,492     (4,873)   35,918
 Net income.............        -             -    2,943          -     2,943
 Treasury stock issued..        -             3        -         30        33
 Treasury stock
   purchased............        -             -        -     (4,637)   (4,637)
                          -------       -------   ------   --------   -------
BALANCE, DECEMBER 31,
 1994...................    2,914        34,388    6,435     (9,480)   34,257
 Net income.............        -             -    3,054          -     3,054
 Treasury stock issued..        -            13        -         41        54
 Treasury stock
   purchased............        -             -        -     (1,666)   (1,666)
                          -------       -------   ------   --------   -------

BALANCE, DECEMBER 31,
 1995                      $2,914       $34,401   $9,489   $(11,105)  $35,699
                          =======       =======   ======   ========   =======

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

  Since inception, all of Key's operating and managerial functions had been performed by Apache Corporation (Apache) under the terms of a management agreement between Key and Apache. On September 9, 1992, Key's board of directors announced its intention to establish a management team independent of Apache and to engage the Company in active operations. They appointed a board of directors unrelated to Apache. The newly-elected board announced its intention to discontinue semiannual dividend payments and use the Company's cash flows to actively pursue alternatives for increasing its reserve base.

  Apache subsequently gave Key notice of its intent to dissolve APC Operating Partnership L.P. (APCOP) and, effective January 1, 1993, the parties entered into an agreement covering the distribution of APCOP's assets. Under the terms of the agreement, Apache assumed the majority of APCOP's trade payables and accrued liabilities plus a portion of its long-term debt in exchange for a portion of APCOP's current assets. APCOP's remaining assets were distributed to Apache and Key in accordance with their respective partnership interests. Immediately following the dissolution of APCOP, Key sold its interest in approximately 1,100 properties to Apache. The properties sold were primarily those with low individual values. These properties were sold to reduce the overhead Key would subsequently incur by accounting for numerous low-value properties.

  Key is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's exploration interests are spread over 14 states with primary focus areas in the the Anadarko Basin of Oklahoma, California, the Rocky Mountain region, and the Gulf Coast.

BASIS OF PRESENTATION

 The accompanying financial statements include the accounts of Key for 1995, 1994 and 1993.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OIL AND GAS PROPERTIES

  The Company follows the full cost method of accounting for its investment in oil and gas properties and, accordingly, capitalizes all exploration and development costs incurred for the purposes of finding oil and gas reserves, including dry hole costs, geological and geophysical costs and direct overhead related to exploration and development activities. Payroll and other internal costs capitalized include salaries and related benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as other specifically identifiable internal costs. Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis using prevailing prices. No gains or losses are normally recognized on the sale or disposition of oil and gas properties under full cost accounting.

  Key computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the future gross revenue method. The quarterly provision is calculated by multiplying the quarter's oil and gas revenues by an overall rate determined by dividing the total unamortized cost of oil and gas properties including estimated future development costs (excluding the cost of investments in unproved and unevaluated properties) by the total estimated future oil and gas revenues.

  Key limits the capitalized costs of oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at ten percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. This limit may be particularly sensitive to changes in the near term in pricing and production rates. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Company has not recorded any such write-downs of capitalized costs for the three years ended December 31, 1995.

  The costs of certain unevaluated leasehold acreage and wells in the process of being drilled are not amortized. Amortization commences when such costs are evaluated or upon completion of wells in progress. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, the portion of the carrying cost in excess of the current value is included in the costs subject to amortization. Interest costs related to undeveloped properties are also capitalized. Financing costs were reduced by capitalized interest totaling $574,000 and $309,000 in 1995 and 1994, respectively. No interest was capitalized during 1993.

  Office furniture and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets which range from five to ten years.

REVENUE RECOGNITION

  Key uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Key is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are reflected as adjustments to reported gas reserves and future cash flows. Adjustments for gas imbalances reduced Key's proved gas reserves by approximately eight percent at December 31, 1995.

INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. A deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities as measured by the enacted tax rates. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized. In 1993, the Company recognized a one-time cumulative benefit of the accounting change on prior years of $1,603,000.

NET INCOME PER SHARE

  Net income per share amounts are based on the weighted average number of common shares outstanding for each year. When dilutive, outstanding options to purchase common stock are included as share equivalents using the treasury stock method. In 1995, only one per share figure is presented because the fully diluted and primary earnings per share amounts are not materially different.
For 1994 and 1993, the common stock equivalents were either antidiulutive or their inclusion did not materially affect the net income per share amounts.

STATEMENT OF CASH FLOWS

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.3 percent rates of interest at December 31, 1995 and 1994, with cost approximating market.

RECLASSIFICATION

 Certain prior year amounts have been reclassified to conform with the 1995 presentation.

TREASURY STOCK

  Treasury shares were acquired in 1995, 1994 and 1993 under the Company's policy of repurchasing shares when market conditions appear favorable. Treasury stock is recorded at cost.

                          KEY PRODUCTION COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS


1. ACQUISITIONS AND DIVESTITURES

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

  The following unaudited pro forma information was prepared as if the acquisition occurred on January 1, 1993. The pro forma data presented is based on numerous assumptions.

                                        FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------
 (In thousands, except per share data)           1994     1993
                                                -------  -------

Revenues                                      $19,148  $21,809
Net income                                    $ 3,154  $ 5,339
Net income per share                          $   .32  $   .52

2. DEBT

          BANK FINANCING-The bank financing is a $50 million revolving credit facility with NationsBank of Texas, N.A. The Company entered into the agreement on April 25, 1994, to fund the above-mentioned acquisition and any future acquisition and drilling opportunities. In 1995, the Company elected to increase the borrowing base from $18 million to $22 million. The current borrowing base is still significantly less than the total borrowing base that could have been requested under the terms of the agreement.

          Interest on amounts borrowed is charged at NationsBank's prime rate or at London Interbank Offered Rates (LIBOR) plus .5 to 1.125 percent, at the Company's option. The factor added to LIBOR is determined by the Company's debt to capitalization ratio at the time of borrowing. The average interest rate on the various maturities of debt outstanding at December 31, 1995, was 6.63 percent. Key pays a .25 percent fee on the unused portion of the borrowing base, as well as other fees of approximately $10,000 per year in return for the bank's commitment to maintain the availability of those funds. On April 1, 1997, the borrowing converts from a revolving loan to a term note. At that point, if not renegotiated before then, the Company must commence quarterly principal payments in addition to paying interest. The entire facility matures on January 1, 2000.

                         KEY PRODUCTION COMPANY, INC.

          In accordance with full cost accounting rules, the Company capitalizes interest expense on borrowings associated with undeveloped leasehold. For 1995 and 1994, the Company capitalized $574,000 and $309,000, respectively. No interest was capitalized for 1993.

          The credit facility with NationsBank requires the Company to comply with certain covenants contained within the Credit Agreement (Agreement) until full and final payment of the obligaton and termination of the Agreement. The Company has been in compliance with the covenants since April 1994 when the Agreement was signed.

          Aggregate maturities of long-term debt outstanding at December 31, 1995, are as follows:

     (In thousands)
     1996                 -
     1997             3,650
     1998             4,867
     1999             4,867
     2000             1,216
     Thereafter           -
                    -------
                    $14,600
                    =======

     The fair value for long-term debt is estimated based on current rates available for similar debt with similar maturities and securities, and at December 31, 1995, approximates the carrying value.

3. INCOME TAXES

     The cumulative effect of the change in the method of accounting for income taxes attributable to fiscal years prior to 1993 was an increase in net earnings of $1,603,000 or $.16 per share, which has been reflected as a change in accounting method in the accompanying financial statements.

                         KEY PRODUCTION COMPANY, INC.

     Deferred tax liabilities and assets are comprised of the following components at December 31, 1995 and 1994:


(In thousands)                                  1995       1994
                                             ---------  ---------
Long-term deferred tax assets:
 Operating loss carryforwards                 $ 2,028    $ 1,462
 Other                                            241         65
                                              -------    -------
                                                2,269      1,527
Valuation allowance........................         -       (581)
                                              -------    -------
                                                2,269        946
Long-term deferred tax liabilities:
 Depreciation, depletion and amortization..    (5,468)    (3,602)
                                              -------    -------

 Deferred income tax liability.............   $(3,199)   $(2,656)
                                              =======    =======

     The Company had net tax operating loss carryforwards of approximately $4.8 million at December 31, 1995, which expire in the years 2003 through 2009.

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

     In 1994, a significant portion of the NOL carryforwards were utilized in connection with a sale of non-producing leasehold and, based on current projections, it appears more likely than not that the Company will be able to utilize the remaining NOL carryforwards before they expire. As a result, the Company has determined that it is no longer necessary to provide a valuation allowance. This adjustment decreased the combined federal and state effective tax rate from 38 percent to approximately 19 percent for 1995.

     Income tax expense consisted of the following:

                                                                      For the Year Ended December 31,
                                                                      --------------------------------
                                                               1995                 1994               1993
                                                             -------               -------            -------
                                                                                (In thousands)
Current Taxes:
 Federal..............................................       $    23               $   182            $     -
 State................................................           151                    70                 56

Deferred Taxes:.......................................           543                 1,552              1,104
                                                              ------                ------             ------
                                                                 717                 1,804              1,160
Tax benefit of extraordinary item.....................             -                     -                 74
                                                              ------                ------             ------
Total tax provision on income from
 continuing operations................................       $   717               $ 1,804            $ 1,234
                                                              ======                ======             ======


                         KEY PRODUCTION COMPANY, INC.

 A reconciliation of the statutory income tax rate to the effective rate is as follows:
                                                                                     1995     1994     1993
                                                                                   ------    ------   ------
Statutory income tax rate......................................................      34.0%     34.0%    34.0%
State income tax...............................................................       4.0      4.0       4.0
Amortization of valuation allowance
 and other.....................................................................     (19.0)       -         -
                                                                                    ------   ------   -------
                                                                                     19.0%    38.0%    38.0%
                                                                                    ======   ======   =======

4. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Supplemental Disclosure of Cash Flow Information

                                        For the Year Ended December 31,
                                        --------------------------------
                                        1995           1994        1993
                                        -----          -----       -----
      Cash paid during the year for:
        Interest (net of amounts
          capitalized)................  $ 171          $  74       $ 217
        Income taxes (net of
          refunds received)...........  $ 361          $  79       $ 109

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

5. STOCK OPTIONS

     The Key Production Company, Inc. 1992 Stock Option Plan reserves 1,000,000 shares of common stock for issuance to the Company's officers and employees. A total of 500,000 options were outstanding at year end. The options expire at various dates through 2005 and are at prices ranging from $2.50 to $4.875 per share with an aggregate exercise price of $1,598,750.

     The Key Production Company, Inc. Stock Option Plan for Non-Employee Directors reserves 180,000 shares of common stock for issuance to the Company's non-employee directors. There were 90,000 options outstanding at year end at an aggregate exercise price of $258,750. These options expire in 2002. No options have been granted since 1992.

                         KEY PRODUCTION COMPANY, INC.

     The Company's president was granted options for 500,000 shares of the Company's common stock in 1992 in accordance with the terms of his employment agreement. These outstanding options were granted at an exercise price of $3.00 and expire in 2002.

     All options granted had an exercise price equal to or above fair market value on the date of grant. Subject to accelerated vesting under certain circumstances such as death of the employee or change in control of the Company, one-third of the options vest in each of the three years following the date of grant. At December 31, 1995, a total of 840,000 outstanding options were vested.

     The following table summarizes the changes in stock options for the year and the number of common shares available for grant at year end.

                                      1995       1994      1993
                                    ---------  ---------  -------
Outstanding, beginning of year      1,070,000    860,000  590,000
Granted                                20,000    210,000  270,000
                                    ---------  ---------  -------
Outstanding, end of year            1,090,000  1,070,000  860,000
                                    =========  =========  =======
Available for grant, end of year      590,000    610,000  820,000
                                    =========  =========  =======

6. EMPLOYEE BENEFIT PLANS


          RETIREMENT PLAN-The Company provides a 401(k) retirement/savings plan for all employees. This plan allows participants to contribute up to 10 percent of their compensation, with Key matching contributions up to a maximum of 4 percent of their compensation. The Company's contribution is made in the form of Key common stock. Employees vest in the Company's contribution at the rate of 25 percent per year. Total expenses for the Company's matching contribution were $55,362, $33,029 and $18,505 in 1995, 1994 and 1993, respectively. In connection with the annual testing required on all 401(k) plans, Key made qualified non-elective contributions for the benefit of all non-highly compensated employees. Qualified non-elective contribution expense was $23,056 and $11,980 in 1995 and 1994, respectively. The contribution was required to keep the plan qualified due to the top heavy status of the plan. No comparable contribution was required for 1993.

          DEFERRED COMPENSATION PLAN-Effective December 1, 1993, the Company established the Key Production Company, Inc. Deferred Compensation Plan. This plan is intended to provide a mechanism whereby certain management employees of the Company may defer compensation. The Company intends this plan to provide the eligible employees with the opportunity to defer compensation in cases where deferrals under the 401(k) plan may be limited by applicable provisions of the Internal Revenue Code of 1986.

                         KEY PRODUCTION COMPANY, INC.

          INCOME CONTINUANCE PLAN-Effective June 1, 1994, the Company established the Key Production Company, Inc. Income Continuance Plan. This plan provides for the continuation of salary and benefits for certain employees in the event of a change in control of the Company.

          The administrative, compliance, and legal costs associated with administering these plans are paid by Key. Such expenses were not significant in 1995, 1994 or 1993.

7. COMMITMENTS AND CONTINGENCIES

          LEASE COMMITMENTS-The Company has leases for office space with varying expiration dates through 1998. Rental expense was $96,997, $52,683 and $13,746 for 1995, 1994 and 1993, respectively.

                                         As of December 31, 1995, minimum rental
commitments under these leases are payable in the following years:

          1996     $ 98,634
          1997       51,696
          1998        6,600
                   --------
                   $156,930
                   ========

     LITIGATION-The Company is involved in litigation claims and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

     ENVIRONMENTAL-The Company is not aware of any environmental claims existing as of December 31, 1995, which would have a material impact upon the Company's financial condition or the results of operations. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.


8. TRANSACTIONS WITH RELATED PARTIES

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

                         KEY PRODUCTION COMPANY, INC.

shares of its common stock from Apache at a price of $4.50 per share and in December, 1994, Key purchased an additional 91,000 shares from Apache at $4.75 per share.

     In October, 1995, Key purchased 331,000 shares of its own stock from Apache at $5.00 per share.

9. CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1995 and 1994, result from oil and gas sales to other companies in the oil and gas industry. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized.

     The following parties purchased 10 percent or more of Key's oil and gas production:

                                     For the Year Ended December 31,
                                     -------------------------------
     Purchaser                       1995          1994         1993
     ---------                       ----          ----         ----
     Natural Gas Clearinghouse..       37%           38%          32%
     Dow Chemical Company.......        -             -           12%
     Eighty-Eight Oil Company...       29%           19%           -


     Effective January 1, 1993, Key entered into an agreement with Apache under which Key pays Apache a fee to market the majority of its gas production that is not subject to traditional gas contract arrangements. From 1993 to 1995, the majority of Key's gas production marketed by Apache was sold to Natural Gas Clearinghouse (NGC).

10.  SUBSEQUENT EVENT

     On December 21, 1995, Key announced the signing of a definitive agreement to merge with Brock Exploration Corporation (Brock). The merger will be structured as a tax-free exchange with each Brock stockholder receiving one share of Key stock for each 1.45 Brock share held. The merger is subject to approval by the stockholders of both Key and Brock and certain other conditions. Both Key and Brock will submit the merger to their respective stockholders for approval at special meetings on March 28, 1996. Subject to stockholder approval and other conditions, the transaction will be consummated as soon as practicable in the Spring of 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
 Key Production Company, Inc.:

     We have audited the accompanying balance sheets of Key Production Company, Inc. (a Delaware corporation) as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Production Company, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As explained in Note 3 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.



                                                      ARTHUR ANDERSEN LLP



Denver, Colorado,
  February 28, 1996.

                          KEY PRODUCTION COMPANY, INC.

                      SUPPLEMENTAL OIL AND GAS DISCLOSURES

     OIL AND GAS OPERATIONS-The following tables contain revenues and direct cost information relating to the Company's oil and gas exploration and production activities for the periods indicated. Key has no long-term supply or purchase agreements with governments or authorities in which it acts as producer.

                                              For the Year Ended December 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                       (In thousands)
Oil and gas revenues from production.......    $19,255     $16,307     $11,658
                                               -------     -------     -------
Operating costs:
 Depreciation, depletion and amortization..      7,315       5,241       3,864
 Lease operating...........................      4,916       4,086       2,469
 Production taxes..........................      1,460       1,017         738
 Income tax................................      1,057       2,266       1,743
                                               -------     -------     -------
                                                14,748      12,610       8,814
                                               -------     -------     -------
Results of operations from oil and gas
 producing activities......................    $ 4,507     $ 3,697     $ 2,844
                                               =======     =======     =======

Amortization rate as a percentage
 of revenues...............................       38.0%       32.1%       33.1%
                                               =======     =======     =======


  CAPITALIZED COSTS-The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to the Company's oil and gas production, exploration and development activities.

                                             For the Year Ended December 31,
                                          -------------------------------------
                                             1995         1994         1993
                                          -----------  -----------  -----------
                                           (In thousands, except percentages)
Balance, beginning of year..............    $ 57,334      $30,989      $32,963
Costs incurred during the year:
 Exploration............................       3,534        2,657            -
 Development............................       9,460        4,288        1,885
 Acquisition of properties
  Proved................................         597       12,948            -
   Unproved.............................           -       10,073            -
 Property sales
   Proved...............................           -          (10)      (3,859)
   Unproved.............................        (351)      (3,611)           -
                                            --------      -------      -------
Balance, end of year....................      70,574       57,334       30,989
Less - costs not being amortized........      (9,104)      (7,953)         (90)
                                            --------      -------      -------
Costs being amortized...................      61,470       49,381       30,899
Less - accumulated depreciation,
 depletion and amortization.............     (16,420)      (9,105)      (3,864)
                                            --------      -------      -------
Capitalized costs being amortized, net..    $ 45,050      $40,276      $27,035
                                            ========      =======      =======

  COSTS NOT BEING AMORTIZED-Oil and gas property costs not being amortized at December 31, 1995, consist of $9,104,000 of leasehold cost. Of the total, $2,270,000, $6,814,000 and $20,000 was incurred in 1995, 1994, and 1993, respectively.

  OIL AND GAS RESERVE INFORMATION (UNAUDITED)-Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers, and were audited by Ryder Scott Company Petroleum Engineers, independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission (SEC). Reserve estimates are based on economic and operating conditions existing at December 31 of each year presented.

  There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. All of the Company's reserves are located in the continental or offshore United States.

                                  Gas in Million Cubic Feet             Oil in Thousands of Barrels
                            ------------------------------------  -------------------------------------
                                1995           1994       1993         1995           1994        1993
                            -------------  ------------  -------  --------------  -------------  ------

Total proved reserves-
 Developed and
   undeveloped
   Beginning of year......        33,597        24,240   28,721           3,623          1,048   1,513
   Revisions of previous
     estimates............         1,083           140    2,691             241             38     (50)
   Improved recovery......           205             -        -             255            112       -
   Extensions and
     discoveries..........         7,459         4,587    1,199             301            617      20
   Purchases of
     reserves.............           396         9,152        -               5          2,312       -
   Production.............        (5,262)       (4,522)  (3,822)           (633)          (504)   (208)
   Sales of
     properties...........             -             -   (4,549)              -              -    (227)
                                  ------        ------   ------           -----          -----   -----
   End of year............        37,478        33,597   24,240           3,792          3,623   1,048
                                  ======        ======   ======           =====          =====   =====
Proved developed
 reserves-
   Beginning of year......        31,967        24,140   28,532           3,099          1,004   1,450
   End of year............        36,986        31,967   24,140           3,685          3,099   1,004

  FUTURE NET CASH FLOWS (UNAUDITED)-Future revenues are based on year end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

  The following table presents information concerning future net cash flows from the production of oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to permanent differences and credits which, under current laws, relate to oil and gas producing activities. This information does not purport to present the fair market value of Key's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that will result under the assumptions used.

                  DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES
                  RELATING TO PROVED RESERVES AT DECEMBER 31,

                                                                                                1995             1994         1993
                                                                                              ---------     --------------  --------
                                                                                                          (In thousands)
  Cash inflows..............................................................................  $141,429           $122,228   $ 77,215
  Production and development costs..........................................................   (53,413)           (45,122)   (22,344
  Income tax expense........................................................................   (15,822)           (12,864)    (9,999
                                                                                              --------           --------   --------
  Net cash flows............................................................................    72,194             64,242     44,872
  10% annual discount rate..................................................................   (21,436)           (21,520)   (12,762
                                                                                              --------           --------   --------
  Discounted future net cash flows..........................................................  $ 50,758           $ 42,722   $ 32,110
                                                                                              ========           ========   ========

The following are the principal sources of change in the discounted future net cash flows:

                                                                                                 For the Year Ended December 31,
                                                                                              ----------------------------------
                                                                                                  1995          1994       1993
                                                                                                --------      --------   --------
                                                                                                          (In thousands)

Sales, net of production costs..............................................................  $(12,879)     $(11,204)  $ (8,451
Net change in prices and production costs...................................................     1,512        (2,163)    (3,029
Extensions, discoveries and improved
 recovery, net of related costs.............................................................    10,544         5,692      1,582
Change in future development costs..........................................................     1,026           (22)       270
Revision of quantities......................................................................     2,969           461      2,747
Accretion of discount.......................................................................     5,133         3,858      4,366
Change in income taxes......................................................................    (1,837)       (2,139)       150
Purchases of reserves in place..............................................................       409        18,458          -
Sales of properties.........................................................................         -             -     (5,432
Change in production rates and other........................................................     1,159        (2,329)     2,862
                                                                                              --------      --------   --------
                                                                                              $  8,036      $ 10,612   $ (4,935
                                                                                              ========      ========   ========


  IMPACT OF PRICING (UNAUDITED)-The estimates of cash flows and reserve quantities shown above are based on year end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Fluctuations are largely due to the seasonal pricing nature of natural gas, supply perceptions for natural gas and significant worldwide volatility in oil prices.

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

                          KEY PRODUCTION COMPANY, INC.

                     SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                             First   Second  Third   Fourth   Total
                             ------  ------  ------  ------  -------
                              (In thousands, except per share data)
1995
Revenues...................  $4,738  $4,688  $4,782  $5,089  $19,297
Expenses, net..............   4,107   3,903   4,005   4,228   16,243
                             ------  ------  ------  ------  -------
Net income.................  $  631  $  785  $  777  $  861  $ 3,054
                             ======  ======  ======  ======  =======
Net income per common and
 common equivalent share...  $  .07  $  .08  $  .08  $  .09  $   .32
                             ======  ======  ======  ======  =======

1994
Revenues...................  $2,785  $4,109  $4,844  $4,899  $16,637
Expenses, net..............   2,268   3,402   3,954   4,070   13,694
                             ------  ------  ------  ------  -------
Net income.................  $  517  $  707  $  890  $  829  $ 2,943
                             ======  ======  ======  ======  =======
Net income per
 common share..............  $  .05  $  .07  $  .09  $  .09  $   .30
                             ======  ======  ======  ======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the captions "Summary Compensation Table," "Aggregated Option Exercises In The Last Fiscal Year and Fiscal Year End Option Values," "Director Compensation," "Employment Agreements" and "Board Compensation Committee Report on Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements are included in Item 8 to this 10-K.

          Statement of income for each of the three years in the period ended December 31, 1995.

          Statement of cash flows for each of the three years in the period ended December 31, 1995.

          Balance sheet as of December 31, 1995 and 1994.

          Statement of changes in stockholders' equity for each of the three years in the period ended December 31, 1995.

          Summary of significant accounting policies.

          Notes to financial statements.

          Report of independent public accountants.

          Supplemental oil and gas disclosures.

          Supplemental quarterly financial data.

     2.  Schedules: None.

     3.  Exhibits:

          Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

          Exhibits designated by a plus sign (+) are management contracts or compensatory plans or arrangements required to be filed herewith pursuant to Item 14.


       Exhibit No.  Description
       -----------  -----------

           2.1 -- Dissolution Agreement and Quitclaim Assignment between APC Operating Partnership L.P., Apache Corporation and the Registrant, dated as of January 1, 1993 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q for the period ended March 31, 1993, file no. 0-17162).

           2.2 -- Agreement and Plan of Merger dated as of December 21, 1995 among Key Production Company, Inc., Key Acquisition One, Inc. and Brock Exploration Corporation (incorporated by reference to Exhibit 2.2 to the Registrant's Statement on Form S-4, registration no. 333-00889 filed with the SEC on February 15, 1996).

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

           3.3 -- Bylaws of the Registrant, as amended and restated on June 8, 1995 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10Q for the quarter ended June 30, 1995, file no. 0-17162.

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

         +10.7  -   Key Production Company, Inc. 1992 Stock Option Plan
                    (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended December
                    31, 1992, file no. 0-17162).

         +10.8  -   Key Production Company, Inc. Stock Option Plan for Non-
                    Employee Directors, (incorporated by reference to Exhibit
                    10.8 to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1992, file no. 0-17162).

          +10.9   --Stock Option Agreement between the Registrant and Francis H.
                    Merelli, dated September 1, 1992 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

          +10.10 --Key Production Company, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

          +10.11  --Employment Agreement between the Registrant and Francis H.
                    Merelli, dated as of September 1, 1992 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

          +10.12  --Employment Agreement between the Registrant and Monroe W.
                    Robertson, dated as of September 1, 1992 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

           10.13 --Stock Appreciation Rights Agreement between Apache Corporation and Francis H. Merelli, dated September 1, 1992 (incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

           10.14 --Stock Purchase Agreements between Apache Corporation and Francis H. Merelli, dated September 1, 1992 (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

           10.15 --Purchase and Sale Agreement between Chorney Oil Company, The Estate of Raymond Chorney, Joan Chorney, Lancaster Corporation and Seabrook Corporation, collectively as seller, and Key Production Company, Inc., as buyer, dated April 29, 1994, effective October 1, 1993 (incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K dated April 29, 1994, file no. 0-17162).

           10.16 --Credit Agreement between Key Production Company, Inc. and NationsBank of Texas, N.A., dated April 25, 1994 (incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K dated April 29, 1994, file no. 0-17162).

           10.17  --Purchase and Sale Agreement between Key Production
                    Company, Inc., as seller; and Apache Corporation, as buyer, dated effective June 30, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-Q for the quarter ended September 30, 1994, file no. 0-17162).

          +10.18 --Key Production Company, Inc. Income Continuance Plan, dated effective June 1, 1994.

          *24.1   --Consent of Arthur Andersen LLP dated February 28,
                    1996.

          *27.1   --Financial Data Schedule for Commercial and Industrial
                    Companies per Article 5 of Regulation S-X for the year ended December 31, 1995.

(b)  Reports on Form 8-K:

     On January 3, 1996, the Company filed a report dated December 21, 1995, on Form 8-K. The Form 8-K announced that Key Production Company, Inc. and Brock Exploration Corporation had entered into a definitive merger agreement that would combine the two companies.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KEY PRODUCTION COMPANY, INC.

                         By:  /s/ F. H. Merelli
                            _______________________________________
                            F. H. Merelli
Date: March 28, 1996        Chairman, President and Chief Executive
                            Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature              Title                   Date
            ---------              -----                   ----

  /s/ F. H. Merelli            Director, Chairman,
- ---------------------------    President and Chief
   F. H. Merelli               Executive Officer
                               (Principal Executive
                               Officer)                  March 28, 1996

  /s/ Monroe W. Robertson      Senior Vice President
____________________________   and Secretary
   Monroe W. Robertson         (Principal Financial
                               Officer)                  March 28, 1996

 /s/ Cathy L. Anderson         Controller
____________________________   (Principal Accounting
   Cathy L. Anderson           Officer)                  March 28, 1996


 /s/ Cortlandt S. Dietler      Director                  March 28, 1996
____________________________
   Cortlandt S. Dietler

 /s/ Timothy J. Moylan         Director                  March 28, 1996
____________________________
   Timothy J. Moylan