Form 10-Q
period 1996-03-31
KEY PRODUCTION CO INC
filed 1996-05-15
CIK 837290

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number     0-17162
                       ---------------


                          KEY PRODUCTION COMPANY, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      84-1089744
- -----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


One Norwest Center, 20th Floor
1700 Lincoln Street, Denver, Colorado                               80203-4520
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code  (303) 837-0779
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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of March 31, 1996, is 11,616,591.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

                          KEY PRODUCTION COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                       For the Three Months
                                                         Ended March 31,
                                                      ----------------------

(In thousands, except per share data)                    1996        1995
                                                      ----------  ----------
Revenues:
  Oil and gas production revenues                        $5,881      $4,736
  Other revenues                                              -           2
                                                         ------      ------
                                                          5,881       4,738
                                                         ------      ------
Operating Expenses:
  Depreciation, depletion and amortization                2,326       1,756
  Operating costs                                         1,583       1,574
  Administrative, selling and other                         391         337
  Financing costs:
    Interest costs                                          111          56
    Interest income                                          (5)         (3)
                                                         ------      ------
                                                          4,406       3,720
                                                         ------      ------
Income Before Income Taxes                                1,475       1,018
Provision for Income Taxes                                  561         387
                                                         ------      ------
Net Income                                               $  914      $  631
                                                         ======      ======
Net Income Per Common and Common Equivalent Share:       $  .10      $  .07
                                                         ======      ======
Weighted Average Common and Common Equivalent
 Shares Outstanding                                       9,459       9,561
                                                         ======      ======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                          For the Three Months
                                                            Ended March 31,
                                                         ----------------------
(In thousands)                                              1996        1995
                                                         ----------  ----------
Cash Flows From Operating Activities:
          Net income                                       $   914     $   631
          Adjustments to reconcile net income to net
           cash provided by operating activities:
          Depreciation, depletion and amortization           2,326       1,756
          Deferred income taxes                                502         346

          Changes in operating assets and liabilities:
          (Increase)decrease in receivables                   (609)      1,111
          (Increase)decrease in prepaid expenses and
          other                                                146        (280)
          Decrease in accounts payable and accrued
          expenses                                            (688)       (709)
          Decrease in long-term property liabilities
           and other                                            (4)       (174)
                                                           -------     -------
           Net cash provided by operating activities         2,587       2,681
                                                           -------     -------
Cash Flows From Investing Activities:
          Oil and gas exploration and development
           expenditures                                     (3,933)     (2,712)
          Acquisitions of oil and gas properties              (181)        (85)
          Cash received in connection with acquisition       1,686           -
          Proceeds from sale of oil and gas properties           -          87
          Other capital expenditures                           (24)        (77)
                                                           -------     -------
           Net cash used by investing activities            (2,452)     (2,787)
                                                           -------     -------
Cash Flows From Financing Activities:
           Long-term borrowings                              1,600         900
                                                           -------     -------
           Net cash provided by financing activities         1,600         900
                                                           -------     -------
Net Increase in Cash and Cash Equivalents                    1,735         794

Cash and Cash Equivalents at Beginning of Year                 591         281
                                                           -------     -------
Cash and Cash Equivalents at End of Period                 $ 2,326     $ 1,075
                                                           =======     =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET

                                                     March 31,   December 31,
                  (In thousands)                       1996          1995
                                                    -----------  -------------
                                                    (Unaudited)
ASSETS

Current Assets:
       Cash and cash equivalents                      $  2,326       $    591
       Receivables                                       7,139          3,346
       Prepaid expenses and other                          605            481
                                                      --------       --------
                                                        10,070          4,418
                                                      --------       --------
Oil and Gas Properties, on the basis of full
   cost accounting:
       Proved properties                                85,800         61,470
       Unproved properties and properties under
         development, not being amortized               10,829          9,104
                                                      --------       --------
                                                        96,629         70,574
       Less - accumulated depreciation,
         depletion and amortization                    (18,705)       (16,420)
                                                      --------       --------
                                                        77,924         54,154
                                                      --------       --------
Other Assets, net                                          610            627
                                                      --------       --------
                                                      $ 88,604       $ 59,199
                                                      ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                               $  3,406       $  2,948
       Accrued exploration and development               1,728            370
       Accrued lease operating expense and other           697            531
                                                      --------       --------
                                                         5,831          3,849
                                                      --------       --------
Long-Term Debt                                          24,150         14,600
                                                      --------       --------
Noncurrent Liabilities
       Income taxes                                      5,319          3,199
       Long-term property liabilities and other          2,796          1,852
                                                      --------       --------
                                                         8,115          5,051
                                                      --------       --------
Stockholders' Equity:
   Common stock, $.25 par value, 50,000,000
       shares authorized, 11,656,350
       shares issued                                     2,914          2,914
   Paid-in capital                                      37,348         34,401
   Retained earnings                                    10,403          9,489
   Treasury stock at cost, 39,759 and
       2,806,882 shares, respectively                     (157)       (11,105)
                                                      --------       --------
                                                        50,508         35,699
                                                      --------       --------
                                                      $ 88,604       $ 59,199
                                                      ========       ========

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                        Total
                                                                        Stock-
                              Common   Paid-in   Retained   Treasury   holders'
                               Stock   Capital   Earnings    Stock      Equity
                              -------  --------  --------  ----------  --------
                                    (In thousands, except per share data)

Balance, December 31, 1995     $2,914   $34,401   $ 9,489   $(11,105)   $35,699
  Net income                        -         -       914          -        914
  Treasury stock issued             -     2,947         -     10,948     13,895
                               ------   -------   -------   --------    -------
Balance, March 31, 1996        $2,914   $37,348   $10,403   $   (157)   $50,508
                               ======   =======   =======   ========    =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

  The financial statements included herein have been prepared by Key Production Company, Inc. ("Key" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal, recurring nature except as disclosed herein. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

Basis of Presentation

  The accompanying financial statements include the accounts of Key for 1996 and 1995 and the accounts of Brock Exploration Corporation ("Brock") for 1996.

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

Income Taxes

  Income tax expense consisted of the following:

                        Three Months Ended March 31,
                        ----------------------------
                            1996           1995
                        -------------  -------------
     Current Taxes:
       Federal          $           -  $           -
       State                       59             41

     Deferred Taxes:              502            346
                        -------------  -------------

                        $         561  $         387
                        =============  =============

Net Income Per Share

  Net income per share amounts are based on the weighted average number of common shares outstanding for each period. When dilutive, outstanding options to purchase common stock are included as share equivalents using the treasury stock method. Only one per share figure is presented for each period because the fully diluted and primary earnings per share amounts are not materially different.

Statement of Cash Flows

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 4.8 percent and 5.3 percent rates of interest at March 31, 1996 and December 31, 1995, respectively, with cost approximating market.

Supplemental Disclosure of Cash Flow Information

                                            For the Three Months
                                              Ended March 31,
                                            --------------------
                                              1996       1995
                                            ---------  ---------
(In thousands)

Cash paid during the period for:
  Interest (net of amounts capitalized)         $ 102      $  39
  Income taxes (net of refunds received)        $  12      $ 169

Supplemental Schedule of Noncash Investing and Financing Activities

  On March 28, 1996, Key consummated the previously announced merger with Brock Exploration Corporation. The noncash acquisition was structured as a tax-free exchange. Each Brock stockholder will receive one share of Key common stock for each 1.45 Brock shares held. The transaction had the following noncash impact on the Company's March 31, 1996 balance sheet:

                                 Amount
                                 ------
                                 (in thousands)

Current assets                     $    3,454
Oil and gas properties                 20,582
Current liabilities                    (1,328)
Long-term debt                         (7,950)
Non-current liabilities                (2,567)
Stockholders' equity                  (13,877)
                                   ----------
                                   $   (1,686)
                                   ==========

  In connection with the acquisition, the Company received cash and cash equivalents totaling $1,686,000.

Pro Forma Financial Information

  As stated above, the Company completed a transaction to combine Key and Brock on March 28, 1996. On that date, Key assumed all of the assets and liabilities of Brock, including Brock's bank debt, and Brock became a wholly-owned subsidiary of Key.

  The following unaudited pro forma information was prepared as if the acquisition occurred on January 1, 1995. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future operations.



                              Three Months Ended      Three Months Ended
                                 March 31, 1996         March 31, 1995
                              ------------------      ------------------
                                 (In thousands, except per share data)

Revenues                            $8,386                   $7,154
Net income                          $1,453                   $1,114
Net income per share                $  .12                   $  .09

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

  Key is reporting 1996 first quarter net income of $.9 million, or $.10 per share. On a per share basis, net income rose 43 percent over the $.07 per share reported in 1995. Earnings for the first quarters of 1996 and 1995 are based on revenues of $5.9 million and $4.7 million, respectively.

Results of Operations

  Oil and gas revenues increased by $1.1 million, or 24 percent to reach $5.9 million in the first quarter of 1996. Most of the quarter over quarter increase was fueled by a substantial increase to gas sales between the 1996 and 1995 quarters.

  Gas sales climbed from $2.2 million in the first quarter of 1995 to $3.2 million in the first quarter of 1996, a 48 percent increase. Largely due to the Company's successful drilling projects, average daily gas volumes increased from 14,204 Mcf per day in the first quarter of 1995 to 17,039 Mcf per day in 1996. Production increases added approximately $.6 million to gas sales. Key's 1996 average gas price came in strong at $2.07 per Mcf. The $.37 per Mcf increase over last year's average price had a $.4 million positive impact on gas sales.

  Oil sales of $2.6 million reflect a three percent increase over last years first quarter results. Favorable prices were more than enough to counteract a decrease in production volumes between the comparable periods of 1996 and 1995. Key's average oil price increased 12 percent from $15.37 per barrel in 1995 to $17.29 per barrel in 1996. The favorable price variance had a positive impact of $.3 million. Daily production fell slightly between 1996 and 1995. Average daily volumes were 1,634 and 1,809 barrels per day, respectively, for 1996 and 1995.

  Product sales from gas processing plants increased 59 percent in 1996, but did not contribute a significant amount to oil and gas revenues. In the first quarter of 1996, Key's oil and gas revenues are derived from the following product mix: 44 percent oil, 55 percent gas and one percent plant products. This compares to the following components for 1995: 53 percent oil, 46 percent gas and one percent plant products.

  Depreciation, depletion and amortization (DD&A) expense increased 32 percent to $2.3 million for the first quarter of 1996. The increase is a consequence of higher oil and gas revenues and an increase to the amortization rate. Key's oil and gas amortization rate as a percentage of revenue increased from 36.5 percent in 1995 to 38.9 percent in 1996.

  Quarterly operating expenses held steady at $1.6 million for 1996 and 1995 despite the large increase to oil and gas revenues. One reason for the level expenses is that there were fewer dollars expended on workovers in the first quarter of 1996 than there were in the comparable period of 1995. In the first quarter of 1996, more emphasis was placed on drilling new wells. On a unit of production basis, operating expenses for the first three months of 1996 are $.65 per EMcf, down from the $.70 per EMcf in 1995. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

  Administrative, selling and other costs increased by 16 percent to $.4 million for the first three months of 1996. Due to economies of scale and the capitalization of direct overhead related to exploration and development activities, the Company experienced only modest increases to administrative expenses while managing a larger asset base. Based on units of production, administrative expense increased to $.16 per EMcf in 1996 from $.15 per EMcf in 1995.

Cash Flow and Liquidity

  Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to satisfy its financial commitments. Key's primary needs for cash are to fund oil and gas exploration, development and acquisition activities and for payment of existing obligations and trade commitments related to oil and gas operations. The Company's primary source of liquidity are cash flows from operating activities and proceeds from financing activities. Management believes that the overall sources of funds available to Key will continue to be more than sufficient to satisfy the Company's financial obligations.

  Cash from operating activities declined slightly from $2.7 million in the first quarter of 1995 to $2.6 million in the first quarter of 1996. Increases to net income, DD&A and deferred taxes added $1 million to cash from operating activities, while normal fluctuations in working capital accounts decreased cash from operating activities by $1.1 million for a net $.1 million decrease.

  First quarter cash expenditures for exploration and development for 1996 totaled $3.9 million, or 152 percent of cash from operating activities. This compares to $2.7 million or 100 percent of cash from operating activities in 1995.

  On March 28, 1996, Key consummated the previously announced merger with Brock Exploration Corporation. In this noncash transaction, Brock became a wholly-owned subsidiary of Key. Key's consolidated balance sheet at March 31, 1996 includes the assets and liabilities as well as the adjustments required to record the acquisition under the purchase accounting rules.

  The Company borrowed $1.6 million and $.9 million in the first quarters of 1996 and 1995, respectively, against its NationsBank credit facility. The funds were used to finance exploration and drilling activities in excess of cash generated by operating activities.

  The Company's ratio of current assets to current liabilities was 1.7 to 1 at March 31, 1996, an increase from the 1.1 to 1 ratio calculated at December 31, 1995.

  Management believes that cash on hand, net cash generated from operations and remaining amounts available under the existing line of credit will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding operations, exploration and development activities.

Future Trends

  As discussed previously, Key completed its acquisition of Brock Exploration Corporation, by merger, on March 28, 1996. Brock is being operated as a wholly-owned subsidiary of Key. A regional office will be maintained in New Orleans staffed by five former Brock employees. These employees will focus on exploration and acquisition activities in the Gulf Coast area.

  The effect of the acquisition is reflected in Key's March 31, 1996, balance sheet included herein. However, since the transaction closed at the end of the first quarter, the impact on revenues and expenses will not appear until the second quarter of 1996.

  Subsequent to quarter end and consummation of the merger, the Company completed its negotiations with NationsBank and, based on the reserve value of the post-merger reserves, obtained an increase in its borrowing base. As a result of its increased borrowing ability, Key was able to advance the funds necessary to enable Brock to repay its outstanding loan with NationsBank, thereby enabling Brock to take advantage of Key's lower borrowing rate.

  Key continued to increase its drilling activity during the first quarter. The majority of the Company's drilling continues to be in the Mid Continent, Rocky Mountain and Gulf Coast regions. However, on April 9, 1996, the Company announced that it had completed three gas wells in the Sacramento Basin of California during the first quarter of 1996. Production from these wells increased Key's daily net gas production by approximately 30% over the fourth quarter 1995 rate. This is Key's first production in California. The Company has recently completed a 3-D seismic survey in the area and plans to drill additional wells and conduct another 3-D seismic survey before year-end.

  Product prices were strong in the first quarter and current indications are for relatively stronger prices for 1996, as compared to last year, which could have a significant positive impact on revenue for the remainder of the year. There is, however, no assurance to the future direction of either oil or gas prices.

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

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
- ----------------------------------------------------------------

  On March 28, 1996, the Company held a special meeting of stockholders at which the issuance of an additional 2,800,000 shares in connection with the merger of a subsidiary of Key Production Company, Inc. with and into Brock Exploration Corporation was approved.

  The following are the number of votes cast.

  Proposal               For        Against     Abstain
  --------               ---        -------     -------
  Issuance of shares     4,772,095  135,655     115,994


ITEM 5.  OTHER INFORMATION
- --------------------------

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

  (a)  Exhibits:

       27.1 Financial Data Schedule for Commercial and Industrial Companies per
            Article 5 of the Regulation S-X for the quarter ended March 31, 1996.

  (b)  Reports on Form 8-K:

       On April 12, 1996, the Company filed a report dated March 28, 1996 on Form 8-K. The Form 8-K reported that in special meetings held on March 28, 1996 the stockholders of Key Production Company, Inc. approved the issuance of 2,800,000 shares of common stock and the stockholders of Brock Exploration Corporation approved a merger with a subsidiary of Key Production Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1996


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