Form 10-Q
period 1996-06-30
KEY PRODUCTION CO INC
filed 1996-08-14
CIK 837290

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number     0-17162
                       ---------------


                         KEY PRODUCTION COMPANY, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      84-1089744
- ------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


One Norwest Center, 20th Floor
1700 Lincoln Street, Denver, Colorado                               80203-4520
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code  (303) 837-0779
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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of June 30, 1996, is 11,626,957.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
- -----------------------------

                         KEY PRODUCTION COMPANY, INC.
                              STATEMENT OF INCOME
                                  (Unaudited)

                                                 For the Quarter      For the Six Months
                                                  Ended June 30,        Ended June 30,
                                                 ----------------    -------------------
(In thousands, except per share data)              1996      1995      1996      1995
                                                 --------  --------  --------  --------
REVENUES:
  Oil and gas production revenues                $10,127    $4,685   $16,008    $9,421
  Other revenues                                      82         3        82         5
                                                 -------    ------   -------    ------
                                                  10,209     4,688    16,090     9,426
                                                 -------    ------   -------    ------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization                                   3,633     1,806     5,959     3,562
  Operating costs                                  2,634     1,539     4,217     3,113
  Administrative, selling and other                  672       401     1,063       738
  Financing costs:
    Interest expense                                 215        53       326       109
    Interest income                                  (19)       (3)      (24)       (6)
                                                 -------    ------   -------    ------
                                                   7,135     3,796    11,541     7,516
                                                 -------    ------   -------    ------
INCOME BEFORE INCOME TAXES                         3,074       892     4,549     1,910
PROVISION FOR INCOME TAXES                         1,168       107     1,729       494
                                                 -------    ------   -------    ------
NET INCOME                                       $ 1,906    $  785   $ 2,820    $1,416
                                                 =======    ======   =======    ======
NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                             $   .16    $  .08   $   .26    $  .15
                                                 =======    ======   =======    ======

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                 12,265     9,667    10,858     9,614
                                                 =======    ======   =======    ======

              The accompanying notes to financial statements are
                     an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                     For the Six Months
                                                       Ended June 30,
                                                     ------------------
(In thousands)                                         1996      1995
                                                     --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  2,820   $ 1,416
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation, depletion and
   amortization                                        5,959     3,562
  Deferred income taxes                                1,547       418

  Changes in operating assets and
   liabilities:
  (Increase) decrease in receivables                  (1,337)      454
  Increase in prepaid expenses and other                (323)     (294)
  Decrease in accounts payable and
    accrued expenses                                    (297)     (810)
  Decrease in long-term property
   liabilities and other                                   -       (65)
                                                    --------   -------
       Net cash provided by operating
         activities                                    8,369     4,681
                                                    --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas exploration and
   development expenditures                           (7,791)   (5,164)

  Acquisition of oil and gas properties                 (429)     (128)
  Cash received in connection with
   acquisition, net of cash purchase adjustments       2,433         -
  Proceeds from sale of oil and gas
   properties                                             23       107
  Other capital expenditures                            (136)     (135)
                                                    --------   -------
       Net cash used by investing activities          (5,900)   (5,320)
                                                    --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                10,104       900
  Payments on long-term debt                         (11,500)     (300)
  Proceeds from issuance of common stock                  10         -
  Payments to acquire treasury stock                       -        (2)
                                                    --------   -------
       Net cash provided (used) by financing
         activities                                   (1,386)      598
                                                    --------   -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      1,083       (41)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                 591       281
                                                    --------   -------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                             $  1,674   $   240
                                                    ========   =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                                 BALANCE SHEET

                                           June 30,    December 31,
(In thousands)                               1996          1995
                                          -----------  -------------
                                          (Unaudited)
                  ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                  $  1,674       $    591
 Receivables                                   5,787          3,346
 Prepaid expenses and other                    1,083            481
                                            --------       --------
                                               8,544          4,418
                                            --------       --------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
 Proved properties                            90,102         61,470
 Unproved properties and properties
  under development, not being amortized      10,669          9,104
                                            --------       --------
                                             100,771         70,574

 Less - accumulated depreciation,
  depletion and amortization                 (22,297)       (16,420)
                                            --------       --------
                                              78,474         54,154
                                            --------       --------

OTHER ASSETS, NET                                681            627
                                            --------       --------
                                            $ 87,699       $ 59,199
                                            ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                           $  3,279       $  2,948
 Accrued exploration and development           1,366            370
 Accrued lease operating expense and other       964            531
                                            --------       --------
                                               5,609          3,849
                                            --------       --------
LONG-TERM DEBT                                21,154         14,600
                                            --------       --------
DEFERRED CREDITS AND OTHER NONCURRENT
 LIABILITIES
 Income taxes                                  6,364          3,199
 Long-term property liabilities and other      2,143          1,852
                                            --------       --------
                                               8,507          5,051
                                            --------       --------
STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000
  shares authorized, 11,665,610 and
  11,656,350 shares issued, respectively       2,916          2,914
 Paid-in capital                              37,357         34,401
 Retained earnings                            12,309          9,489
 Treasury stock at cost, 38,653 and
  2,806,882 shares, respectively               (153)       (11,105)
                                            --------       --------
                                              52,429         35,699
                                            --------       --------
                                            $ 87,699       $ 59,199
                                            ========       ========

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                         Total
                                                                                         Stock-
                                             Common      Paid-in   Retained  Treasury   holders'
                                              Stock      Capital   Earnings    Stock     Equity
                                          -----------   ---------  --------- ---------  --------
                                                 (In thousands, except per share data)

BALANCE, DECEMBER 31, 1995                $   2,914     $  34,401  $  9,489  $ (11,105) $  35,699
  Net income                                      -             -     2,820          -      2,820
  Common stock issued                             2             8         -          -         10
  Treasury stock issued                           -         2,948         -     10,952     13,900
                                          ---------     ---------  --------  ---------  ---------
BALANCE, JUNE 30, 1996                    $   2,916     $  37,357  $ 12,309  $    (153) $  52,429
                                          =========     =========  ========  =========  =========


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

BASIS OF PRESENTATION

     Key consummated the acquisition of Brock Exploration Corporation ("Brock") on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The accompanying financial statements include the accounts of Key for 1996 and 1995 and the accounts of Brock for periods subsequent to the acquisition.

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

INCOME TAXES

      Income tax expense consisted of the following:

                                    Six Months Ended June 30,
                                    -------------------------
                                       1996           1995
                                    ----------     ----------
      Current Taxes:
            Federal                 $        -     $        -
            State                          182             76

      Deferred Taxes:                    1,547            418
                                    ----------     ----------

                                    $    1,729     $      494
                                    ==========     ==========

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

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 4.9 percent and 5.3 percent rates of interest at June 30, 1996 and December 31, 1995, respectively, with cost approximating market.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               For the Six Months
                                                  Ended June 30,
                                               ------------------
                                                1996        1995
                                               --------  --------
(In thousands)

Cash paid during the period for:
  Interest (net of amounts capitalized)        $    295  $     68
  Income taxes                                 $    156  $    360


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    The Brock acquisition had the following noncash impact on the Company's June 30, 1996 balance sheet:

                                                            Amount
                                                         --------------
                                                         (in thousands)

              Current assets                             $   1,383
              Oil and gas properties                        21,011
              Current liabilities                           (1,099)
              Long-term debt                                (7,950)
              Non-current liabilities                       (1,909)
              Stockholders' equity                         (13,869)
                                                         --------------
                                                         $  (2,433)
                                                         ==============


     In connection with the acquisition, the Company received cash and cash equivalents totaling $2,433,000.

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma information was prepared as if the Brock acquisition occurred on January 1, 1995. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future operations.



                              Six Months Ended    Six Months Ended
                               June 30, 1996       June 30, 1995
                              ----------------    ----------------
                              (In thousands, except per share data)

     Revenues                    $18,595             $14,438
     Net income                  $ 3,361             $ 2,053
     Net income per share        $   .28             $   .17

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting second quarter 1996 net income of $1.9 million. This represents a 143 percent increase over the $.8 million reported for the same quarter of 1995. Net income per share of $.16 is twice the $.08 reported a year ago. Results for the second quarters of 1996 and 1995 are based on revenues of $10.2 million and $4.7 million, respectively.

     On a year to date basis, Key is reporting net income of $.26 per share, or $2.8 million. Net income for 1996 increased 73 percent and 99 percent over the $.15 per share, or $1.4 million reported for the first six months of 1995.

     Key's notable increases for the second quarter and first six months are attributable to oil and gas revenue increases. Production increases and favorable pricing both contributed to the excellent outcome.


RESULTS OF OPERATIONS

                                 For the Quarter     For the Six Months
                                  Ended June 30,       Ended June 30,
                                 ---------------     ------------------
                                  1996     1995        1996       1995
                                 ------- -------     --------   --------
Selected Oil and Gas
Operating Statistics
- --------------------

Gas Volume - Mcf per day          30,152   14,432     23,596    14,319
Gas Price - Per Mcf              $  1.91  $  1.64    $  1.97   $  1.67
Oil Volume - Barrels per day       2,651    1,616      2,143     1,712
Oil Price - Per barrel           $ 19.81  $ 16.67    $ 18.85   $ 15.99
Full Cost Amortization Rate         35.5%    37.8%      36.7%     37.1%


     Second quarter 1996 oil and gas revenues of $10.1 million are more than double the $4.7 million reported in the second quarter of 1995. Oil and gas revenues for the six month periods increased 70 percent to $16 million between 1996 and 1995. These increases are due to the acquisition of Brock at the end of the first quarter, production from new drilling and improved product prices.

     Oil sales for the current quarter of $4.8 million are 95 percent, or $2.3 million, above the same quarter a year ago. Oil production climbed from 1,616 barrels per day in 1995 to 2,651 barrels per day in 1996. This 64 percent volume increase added approximately $1.6 million to oil sales. Key's average daily price increased from $16.67 to $19.81 per barrel in 1996 and contributed another $.7 million to the favorable variance.

     Oil sales increased by 48 percent between the first six months of 1996 and 1995 with both production increases and price increases contributing to the gain. Average daily production advanced from 1,712 barrels per day in 1995 to 2,143 barrels per day in 1996 and added about $1.3 million to the 1996 results. Oil prices increased 18 percent, or $1.1 million.

     Gas sales for the quarter showed even greater gains than the Company's oil sales. Key is reporting second quarter gas sales of $5.2 million in 1996, compared to $2.2 million in 1995. Production volumes more than doubled to reach 30,152 Mcf per day in 1996. Volume increases alone had a positive impact of more than $2.3 million on sales. Key's average price for the second quarter went from $1.64 per Mcf in 1995 to $1.91 per Mcf in 1996 to add another $.7 million to gas sales.

     Gas revenue for the six month period also increased by 95 percent between 1996 and 1995. Daily production increased from 14,319 per day in 1995 to 23,596 per day in 1996. Production increases equated to $2.8 million of additional sales. Key's average price increased from $1.67 per Mcf in 1995 to $1.97 per Mcf in 1996.

     Product sales from gas processing plants for the second quarter and first six months increased 46 percent and 52 percent, respectively, but did not contribute a significant amount to oil and gas revenues. Key's second quarter oil and gas revenues are derived from the following product mix: 47 percent oil, 52 percent gas and 1 percent plant products. This compares to the following components for 1995: 52 percent oil, 47 percent gas and 1 percent plant products.

     Key acquired a pipeline in the first quarter of 1996 as part of the Brock acquisition. Other revenue for the second quarter and first six months of 1996 is income derived from this pipeline.

     Depreciation, depletion and amortization (DD&A) expense for the second quarter and first six months of 1996 increased 101 percent and 67 percent, respectively, from the comparable periods of 1995. The DD&A increase was a direct result of Key's increased oil and gas sales, but not as pronounced as the sales increase due to a decline in the 1996 DD&A rates. Key's second quarter amortization rate as a percentage of revenue decreased from 37.8 percent in 1995 to 35.5 percent in 1996. For the six months, the amortization rate decreased from 37.1 percent to 36.7 percent. Significantly better oil and gas prices through the first six months of 1996 were the catalyst for improved DD&A rates.

     Operating expenses increased 71 percent between the second quarters of 1996 and 1995, and increased 35 percent between the first six months of 1996 and 1995. Expense increases are a result of the 1996 acquisition and the resulting larger property base. In contrast, expenses compared on a unit of production basis decreased between 1996 and 1995 for the quarter and first six months. Second quarter unit of production operating expenses dropped from $.70 per EMcf in 1995 to $.63 per EMcf in 1996. For the six months, expenses went from $.70 per EMcf in 1995 to $.64 per EMcf in 1996. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     Administrative, selling and other costs declined on a units of production basis from $.18 per EMcf in the second quarter of 1995 to $.16 per EMcf in 1996.

     Interest expense for the first six months increased from $381,000 in 1995 to $646,000 in 1996. Key assumed an additional $7.9 million of bank debt in connection with the Brock acquisition. The long-term debt balance at June 30, 1996 was over $21 million, compared to $10.6 million at June 30, 1995.

     Interest of $326,000 was capitalized in the first six months of 1996 for borrowings associated with the undeveloped leasehold acquired in the second quarter of 1994. Capitalized interest of $109,000 was recorded for the same period of 1995.


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

     Cash from operating activities increased 79 percent to $8.4 million between the first six months of 1996 and 1995.

     Year-to-date expenditures of $7.8 million for exploration and development are up 51 percent from the $5.2 million spent in 1995. In the first six months of 1996, exploration and development expenditures amounted to 93 percent of cash from operating activities. For the same period of 1995, 110 percent of cash from operating activities was expended for exploration and development.

     On March 28, 1996, Key consummated a merger with Brock Exploration Corporation. In this non-cash transaction, Brock became a wholly-owned subsidiary of Key. Key's consolidated balance sheet includes the assets and liabilities as well as the adjustments required to record the acquisition under purchase accounting rules.

     Since year-end 1995, long-term debt increased from $14.6 million to $21.2 million. Subsequent to the acquisition of Brock, Key drew on its own credit facility to retire the Brock debt and obtain more favorable financing terms. The Company's bank financing is a $50 million credit facility with NationsBank of Texas, N.A. In March of 1996, the Company elected to increase the borrowing base from $22 million to $36 million to retire the Brock debt and fund any future acquisition and drilling opportunities. The current borrowing base is still significantly less than the total borrowing base that could have been requested under the terms of the agreement.

     The Company's ratio of current assets to current liabilities was 1.52 to 1 at June 30, 1996, an increase from the 1.15 to 1 ratio calculated at December 31, 1995.

FUTURE TRENDS

        As noted previously, Key completed its acquisition of Brock Exploration Corporation ("Brock") on March 28, 1996. The effect of the acquisition was reflected in Key's March 31, 1996 balance sheet. Consolidated net income and cash flows for this quarter include the effect of Brock for the first time. Administrative, land and accounting functions for the Brock assets have been moved from New Orleans to Key's corporate office in Denver. Key is maintaining a regional office in New Orleans with employees there focused on exploration and acquisition activities in the Gulf Coast area.

       Key invested approximately $7.8 million in exploration and development during the first half of 1996. Exploration and development expenditures are expected to continue at a comparable pace through the end of the year. Current estimates show approximately half of this being spent in the Mid-Continent region with the remainder split fairly equally between the California, Gulf Coast and Rocky Mountain regions.

        As discussed previously, current quarter revenue was impacted by increased production from new drilling and the Brock acquisition combined with improved product prices. It currently appears that oil and gas prices for the second half of 1996 may be higher than those received in the comparable period of 1995. However, the price received for the rest of 1996 may not be quite as high as the price received during the first half of the year. There is, however, no assurance to the future direction of either oil or gas prices.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the company's outlook for the remainder of 1996 with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

        These risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for its oil and gas production, reductions in the quantity of oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the company with the Securities and Exchange Commission.

                         PART II. - OTHER INFORMATION
                         ----------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
- ----------------------------------------------------------------

     On June 20, 1996, the Company held its annual meeting of stockholders at which Francis H. Merelli, Cortlandt S. Dietler and Timothy J. Moylan were elected as directors.

     The following are the number of votes cast on the election of directors.

Directors:                        For                  Withhold Authority
- ----------------------         ---------               ------------------

Francis H. Merelli             8,711,335               60,469
Cortlandt S. Dietler           8,706,591               65,213
Timothy J. Moylan*             8,711,655               60,149

* Mr. Moylan passed away on August 1, 1996.

ITEM 5.  OTHER INFORMATION
- --------------------------

     Effective June 11, 1996, Continental Stock Transfer & Trust Company became Key Production Company, Inc.'s transfer agent. Its address and phone number is:

     Continental Stock Transfer & Trust Company
     2 Broadway
     New York, NY 10004
     800/509-5586

     Effective June 25, 1996, Key Production Company, Inc. began trading on the New York Stock Exchange under the symbol KP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)     Exhibits:

             27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of the Regulation S-X for the quarter ended June 30, 1996.

     (b)     Reports on Form 8-K:
                   None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1996


                                        KEY PRODUCTION COMPANY, INC.

                                        /s/ F.H. Merelli
                                        ______________________________
                                        F.H. Merelli
                                        Chairman, President and
                                        Chief Executive Officer


                                        /s/ Cathy L. Anderson
                                        ______________________________
                                        Cathy L. Anderson
                                        Controller
                                        (Principal Accounting Officer)