Form 10-Q
period 1996-09-30
KEY PRODUCTION CO INC
filed 1996-11-12
CIK 837290

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of September 30, 1996, is 11,640,562.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          KEY PRODUCTION COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                           For the Quarter               For the Nine Months
                                         Ended September 30,             Ended September 30,
                                         --------------------            --------------------
(In thousands, except per share data)      1996        1995                1996        1995
                                         --------    --------            -------      -------
REVENUES:
  Oil and gas production revenues        $ 9,584     $  4,747            $ 25,592     $ 14,168
  Other revenues                             204           35                 286           40
                                         -------     --------            --------     --------
                                           9,788        4,782              25,878       14,208
                                         -------     --------             -------     --------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization                           3,047        1,831               9,006        5,393
  Operating costs                          2,625        1,679               6,842        4,792
  Administrative, selling and other          461          338               1,524        1,076
  Financing costs:
    Interest expense                         168           55                 494         164
    Interest income                          (14)          (4)                (38)        (10)
                                         -------     --------             -------     --------
                                           6,287        3,899              17,828       11,415
                                         -------     --------             -------     --------

INCOME BEFORE INCOME TAXES                 3,501          883               8,050        2,793
PROVISION FOR INCOME TAXES                 1,330          106               3,059          600
                                         -------     --------             -------     --------
NET INCOME                               $ 2,171     $    777             $ 4,991     $  2,193
                                         =======     ========             =======     ========
NET INCOME PER COMMON AND COMMON
  EQUAVALENT SHARE                       $   .18     $    .08             $   .44     $    .23
                                         =======     ========             =======     ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING           12,353        9,639              11,360        9,623
                                         =======      =======             =======      =======

 The accompanying notes to financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                     For the Nine Months
                                                     Ended September 30,
                                                  -------------------------
(In thousands)                                      1996            1995
                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  4,991       $ 2,193
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation, depletion and amotization          9,006         5,393
     Deferred income taxes                            2,738           488

     Changes in operating assets and liabilities
       net of the effect of businesses acquired:
          (Increase) decrease in receivables         (1,693)          304
          Increase in prepaid expenses and other       (180)         (252)
          Decrease in accounts payable and
           accrued expenses                            (136)         (982)
          Decrease in long-term property
           liabilities and other                       (139)          (21)
                                                   ---------       -------

     Net cash provided by operating
       activities                                    14,587         7,123
                                                   ---------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas exploration and
   development expenditures                         (12,795)       (8,005)
  Acquisition of oil and gas properties                (640)         (543)
  Cash received in connection with acquisition
    net of purchase adjustments                       2,879             -
  Proceeds from sale of oil and gas
   properties                                           724           351
  Other capital expenditures                           (151)         (158)
                                                   ---------       -------
     Net cash used by investing activities           (9,983)       (8,355)
                                                   ---------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                               10,104         1,700
  Payments on long-term debt                        (14,154)         (300)
  Payments to acquire treasury stock                     (2)           (5)
  Proceeds from issuance of common stock                 24             -
                                                   ---------       -------
     Net cash provided (used) by financing
       activities                                    (4,028)        1,395
                                                   ---------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS               576           163

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                591           281
                                                   ---------       ------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                            $  1,167       $   444
                                                   =========      =======

 The accompanying notes to financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET

                                          September 30,   December 31,
(In thousands)                                 1996           1995
                                          --------------  -------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                     $  1,167       $    591
 Receivables                                      6,143          3,346
 Prepaid expenses and other                         940            481
                                               --------       --------
                                                  8,250          4,418
                                               --------       --------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
 Proved properties                               92,423         61,470
 Unproved properties and properties              12,158          9,104
  under development, not being amortized        104,581         70,574

 Less - accumulated depreciation,
   depletion and amortization                   (25,302)       (16,420)
                                               --------       --------
                                                 79,279         54,154
                                               --------       --------

OTHER ASSETS,NET                                    654            627
                                               --------       --------
                                               $ 88,183       $ 59,199
                                               ========       ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt          $  3,083       $      -
 Accounts payable                                 3,051          2,948
 Accrued exploration and development              1,108            370
 Accrued lease operating expense and
  other                                           1,331            531
                                               --------       --------
                                                  8,573          3,849
                                               --------       --------
                                                 15,417         14,600
                                               --------       --------
LONG-TERM DEBT

DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES
 Income taxes                                     7,555          3,199
 Long-term property liabilities and
  other                                           2,004          1,852
                                               --------       --------
                                                  9,559          5,051
                                               --------       --------

STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000
    shares authorized, 11,677,061 and
    11,656,350 shares issued, respectively       2,919          2,914
 Paid-in capital                                37,380         34,401
 Retained earnings                              14,480          9,489
 Treasury stock at cost, 36,499 and
   2,806,882 shares, respectively                 (145)       (11,105)
                                              --------       --------
                                                54,634         35,699
                                              --------       --------
                                              $ 88,183       $ 59,199
                                              ========       ========

 The accompanying notes to financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                             Total
                                                                             Stock-
                                  Common    Paid-in   Retained   Treasury   holders'
                                   Stock    Capital   Earnings    Stock     Equity
                               -----------  -------   --------    -----     ------
                                      (In thousands, except per share data)

BALANCE, DECEMBER 31, 1995     $2,914       $34,401   $ 9,489    $(11,105)   $35,699
  Net income                        -             -     4,991           -      4,991
  Common stock issued               5            20         -           -         25
  Treasury stock issued             -         2,959         -      10,962     13,921
  Treasury stock purchased          -             -         -          (2)        (2)
                               ------       -------   -------    --------    -------
BALANCE, SEPTEMBER 30, 1996    $2,919       $37,380   $14,480    $   (145)   $54,634
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

INCOME TAXES

     Income tax expense consisted of the following:

                                      Nine Months Ended September 30,
                                      -------------------------------
                                          1996             1995
                                        ---------        ---------
     Current Taxes:
           Federal                      $       -        $       -
           State                              321              112

     Deferred Taxes:                        2,738              488
                                        ---------        ---------
                                        $   3,059        $     600
                                        =========        =========


STATEMENT OF CASH FLOWS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.1 percent and 5.3 percent rates of interest at September 30, 1996 and December 31, 1995, respectively, with cost approximating market.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    For the Nine Months
                                                    Ended September 30,
                                                    -------------------
                                                     1996         1995
                                                    --------   --------
(In thousands)

Cash paid during the period for:
   Interest (net of amounts capitalized)              $ 394      $ 114
   Income taxes                                       $ 188      $ 361

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    In connection with the Brock acquisition, the Company received cash and cash equivalents totaling $2,433,000. In addition to the cash impact, the acquisition had the following noncash impact on the Company's September 30, 1996 balance sheet:

                                                 Amount
                                                 ------
                                             (in thousands)
     Current assets                              $ 1,383
     Oil and gas properties                       21,011
                                                 -------
                                                 $22,394
                                                 =======


     Current liabilities                         $ 1,099
     Long-term debt                                7,950
     Non-current liabilities                       1,909
     Stockholders' equity                         13,869
                                                 -------
                                                 $24,827
                                                 =======

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma information was prepared as if the Brock acquisition occurred on January 1, 1995. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

                        Nine Months Ended     Nine Months Ended
                        September 30, 1996    September 30, 1995
                       --------------------  ---------------------
                          (In thousands, except per share data)

     Revenues                $28,383                $21,522
     Net income              $ 5,532                $ 3,249
     Net income per share    $   .46                $   .26


SUBSEQUENT EVENT

    On October 10, 1996, the Company purchased 224,022 shares of Key common stock from Lawrence Brock for $10.00 per share. Mr. Brock was the Chairman and Chief Executive Officer of Brock at the time Brock was acquired by the Company. The purchase was funded using the Company's existing credit facility. Prospectively, the resulting reduction in the number of shares outstanding will proportionately increase the per share amounts Key reports.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

    Key is reporting net income of $.18 per share, or $2,171,000 for the third quarter of 1996. This represents an increase of 125 percent over the $.08 per share, or $777,000 reported for the same period of 1995. These results are based on revenues of $9.8 million and $4.8 million, respectively.

    On a year-to-date basis, earnings rose 91 percent or $.21 per share to $.44 per share in 1996. Net income climbed 128 percent to reach $4,991,000 for the first nine months of 1996. Revenues for the first nine months of 1996 and 1995 were $25.9 million and $14.2 million, respectively.

    Key's strong results for the third quarter and first nine months are directly related to improved oil and gas prices and significant production increases from new drilling and the acquisition of Brock Exploration Corporation ("Brock") at the end of March 1996.

RESULTS OF OPERATIONS



                                For the Quarter       For the Nine Months
                               Ended September 30,    Ended September 30,
                              --------------------    -------------------
                                 1996       1995         1996      1995
                              --------    --------    --------   --------
Selected Oil and Gas
Operating Statistics
--------------------


Gas Volume - Mcf per day         26,758    14,073       24,658    14,236
Gas Price - Per Mcf             $  1.96   $  1.65      $  1.97   $  1.67
Oil Volume - Barrels per day      2,466     1,823        2,251     1,750
Oil Price - Per barrel          $ 20.51   $ 15.05      $ 19.46   $ 15.66
Full Cost Amortization Rate        31.4%     38.7%        34.7%     37.4%


    Oil and gas revenues doubled between the third quarters of 1996 and 1995 as a result of increases in production and oil and gas prices. Year-to-date revenues for 1996 increased by 81 percent over 1995 results for the same period. Both the quarter and nine month results for 1996 reflect the impact of the Brock acquisition and the Company's successful drilling program.

    Oil sales for the current quarter of $4.7 million are 84 percent, or $2.1 million, above the same quarter a year ago. The Company's average oil price surged from $15.05 in 1995 to $20.51 in 1996, elevating oil sales by $1.2 million. Oil production climbed 35 percent to 2,466 barrels per day in 1996 and added an extra $.9 million.

    Oil sales for the first nine months of 1996 increased 61 percent, or $4.5 million, over 1995 sales for the same period. Higher production and favorable prices contributed almost equally to the variance. Average daily production advanced from 1,750 barrels per day in 1995 to 2,251 barrels per day in 1996. Oil prices changed from $15.66 per barrel in 1995 to $19.46 per barrel in 1996.

    Gas sales for the quarter showed even greater gains than the Company's oil sales. Key is reporting third quarter gas sales of $4.8 million in 1996, compared to $2.1 million in 1995. Daily production increased 90 percent to reach 26,758 Mcf per day in 1996. Production growth boosted gas sales for the quarter by $1.9 million. A $.31 per Mcf increase to the average price contributed another $.8 million to gas sales for the quarter.

     For the nine month periods, gas sales increased by 105 percent to $13.3 million. Daily production increased from 14,236 Mcf per day to 24,658 Mcf per day and added approximately $4.8 million to gas sales. Key's average gas price increased by $.30 Mcf to reach $1.97 per Mcf and equated to another $2 million in gas sales.

    Product sales from gas processing plants for the third quarter and first nine months increased 22 percent and 41 percent, respectively, but did not contribute a significant amount to oil and gas revenues. Key's third quarter oil and gas revenues are derived from the following product mix: 49 percent oil, 50 percent gas and 1 percent plant products. This compares to the following components for the third quarter of 1995: 53 percent oil, 45 percent gas and 2 percent plant products.

    Other revenue for the nine months of 1996 and 1995 is $286,000 and $40,000, respectively. Key acquired a pipeline in the first quarter of 1996 as part of the Brock acquisition. The majority of other revenue for 1996 is derived from this pipeline ($132,000) and a contract settlement ($123,000). Other revenue for 1995 includes two small contract settlements.

    Depreciation, depletion and amortization (DD&A) expense for the third quarter and first nine months of 1996 increased 66 percent and 67 percent, respectively, from the comparable periods of 1995. The DD&A increase was a direct result of Key's increased oil and gas sales. However, due to a decline in the 1996 DD&A rate, the increase was not as pronounced as the sales increase. Key's third quarter amortization rate as a percentage of revenue decreased from
38.7 percent to 31.4 percent in 1996. For the nine months, the amortization rate decreased from 37.4 percent to 34.7 percent. Improved product prices, particularly for oil, through the first nine months of 1996 were the catalyst for improved DD&A rates.

    Operating expenses increased 56 percent between the third quarters of 1996 and 1995, and increased 43 percent between the first nine months of 1996 and 1995. Expense increases are a result of the Brock acquisition in 1996 and the resulting larger property base. In contrast, expenses compared on a unit of production basis decreased between 1996 and 1995 for the quarter and first nine months. Third quarter unit of production operating expenses dropped from $.73 per EMcf in 1995 to $.69 per EMcf in 1996. For the nine months, expenses went from $.71 per EMcf to $.65 per EMcf in 1996. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

    Administrative, selling and other costs declined on a units of production basis from $.15 per EMcf in the third quarter of 1995 to $.12 per EMcf in 1996.

    Interest cost for the first nine months increased from $586,000 in 1995 to $990,000 in 1996. Key assumed an additional $7.9 million of bank debt in connection with the Brock acquisition. The long-term debt balance at September 30, 1996 was $18.5 million, compared to $11.4 million at September 30, 1995.

    Interest of $496,000 was capitalized in the first nine months of 1996 for borrowings associated with the undeveloped leasehold acquired in the second quarter of 1994. Capitalized interest of $422,000 was recorded for the same period of 1995.

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

    Cash from operating activities increased 105 percent to $14.6 million between the first nine months of 1996 and 1995.

    Year-to-date expenditures of $12.8 million for exploration and development are up 60 percent from the $8 million spent in 1995. In the first nine months of 1996, exploration and development expenditures amounted to 88 percent of cash from operating activities. For the same period of 1995, 112 percent of cash from operating activities was expended for exploration and development.

    On March 28, 1996, Key consummated a merger with Brock Exploration Corporation. In this non-cash transaction, Brock became a wholly-owned subsidiary of Key. Key's consolidated balance sheet includes the assets and liabilities as well as the adjustments required to record the acquisition under purchase accounting rules.

    Since year-end 1995, long-term debt increased from $14.6 million to $18.5 million. Subsequent to the acquisition of Brock, Key drew on its own credit facility to retire the Brock debt and obtain more favorable financing terms. The Company's bank financing is a $50 million credit facility with NationsBank of Texas, N.A. In March of 1996, the Company elected to increase the borrowing base from $22 million to $36 million to retire the Brock debt and fund any future acquisition and drilling opportunities. The current borrowing base is still significantly less than the total borrowing base that could have been requested under the terms of the agreement.

    The Company's ratio of current assets to current liabilities was 1 to 1 at September 30, 1996, a decrease from the 1.1 to 1 ratio calculated at December 31, 1995.

FUTURE TRENDS

    Exploration activity continues at a pace ahead of last year. The Company expended $5 million for exploration and development during the third quarter, bringing the total to $12.8 million for the first nine months of 1996, well ahead of the $8 million invested at this point last year. A comparable level of expenditures is expected to continue through yearend.

     Drilling results will continue to have a positive effect on oil and gas production levels. This, combined with the effect of the Brock acquisition, will result in significantly higher production for 1996 relative to 1995. Year-to-date oil and gas prices are appreciably higher compared to the first nine months of 1995 and, based on current information, this should continue through the remainder of the year. There is, however, no assurance of the future direction of either oil or gas prices.

    The Company continues to review a wide variety of acquisition and merger opportunities. As in the past, potential acquisitions or mergers with the economic and strategic attributes necessary to facilitate the profitable growth of the Company will be actively pursued.

    The Company expects that cash on hand, net cash generated by operating activities and amounts available under the credit facility will be adequate to meet future liquidity needs under current corporate policies. Management believes that the overall sources of funds available to Key will continue to be sufficient to provide resources to the meet Company's exploration, development, operating and acquisition objectives.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for the remainder of 1996 with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
----------------------------------------------------------------

     None.

ITEM 5.  OTHER INFORMATION
--------------------------

     On August 20, 1996, L. Paul Teague was appointed to the Company's board of directors. Mr. Teague will serve the remaining term of Timothy J. Moylan who passed away on August 1, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)     Exhibits filed herewith:

             27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended September 30, 1996.

     (b)     Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1996


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