Form 10-K
period 1996-12-31
KEY PRODUCTION CO INC
filed 1997-03-26
CIK 837290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K

       X
      --- ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                     Common Stock, Par Value $.25 Per Share

     Indicate by check mark whether the registrant (1) has filed all annual, quarterly, and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  X  No
    ___    ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     Aggregate market value of the voting stock held by non-affiliates of Key Production Company, Inc. as of March 14, 1997..$113,048,530

     Number of shares of Key Production Company, Inc. common stock outstanding as of March 14, 1997................11,454,491

                      DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                        PAGE
----                                                                        ----

PART I.......................................................................  1
       1.    BUSINESS........................................................  1
       2.    PROPERTIES......................................................  4
       3.    LEGAL PROCEEDINGS...............................................  6
       4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  6
             EXECUTIVE OFFICERS OF THE REGISTRANT............................  7

PART II......................................................................  8
       5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.............................................  8
       6.    SELECTED FINANCIAL DATA.........................................  8
       7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................  9
       8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 15
       9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................. 37

PART III..................................................................... 37
       10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*............. 37
       11.   EXECUTIVE COMPENSATION*......................................... 37
       12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT*................................................. 38
       13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 38

PART IV...................................................................... 38
       14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K........................................................ 38

       * This information is incorporated herein by reference from the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

          ALL DEFINED TERMS UNDER RULE 4-10(a) OF REGULATION S-X SHALL HAVE THEIR STATUTORILY-PRESCRIBED MEANINGS WHEN USED IN THIS REPORT. QUANTITIES OF NATURAL GAS ARE EXPRESSED IN THIS REPORT IN TERMS OF THOUSAND CUBIC FEET (Mcf), MILLION CUBIC FEET (MMcf) OR BILLION CUBIC FEET (Bcf). OIL IS QUANTIFIED IN TERMS OF BARRELS (bbls), THOUSANDS OF BARRELS (Mbbls) AND MILLIONS OF BARRELS (MMbbls). OIL IS COMPARED TO NATURAL GAS IN TERMS OF EQUIVALENT THOUSAND CUBIC FEET (EMcf). ONE BARREL OF OIL IS THE ENERGY EQUIVALENT OF SIX Mcf OF NATURAL GAS. WITH RESPECT TO INFORMATION RELATING TO THE COMPANY'S WORKING INTEREST IN WELLS OR ACREAGE, "NET" OIL AND GAS WELLS OR ACREAGE IS DETERMINED BY MULTIPLYING GROSS WELLS OR ACREAGE BY THE COMPANY'S WORKING INTEREST THEREIN. UNLESS OTHERWISE SPECIFIED, ALL REFERENCES TO WELLS AND ACRES ARE GROSS. PERCENTAGES ARE CALCULATED ON ACTUAL, UNROUNDED NUMBERS AND MAY NOT AGREE WITH PERCENTAGES CALCULATED OFF THE ROUNDED NUMBERS PRESENTED IN THIS FORM 10-K.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Key Production Company, Inc. (Key or the Company) is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's exploration interests are spread over 14 states with primary focus areas in the Anadarko Basin of Oklahoma, California, the Rocky Mountain region and the Gulf Coast. The Company was incorporated in Delaware on June 22, 1988, and maintains its corporate offices in Denver, Colorado. Key maintains regional exploration offices in Tulsa, Oklahoma and New Orleans, Louisiana. The Company's regional office located in Houston, Texas was closed in January, 1997. The Company's common stock trades on the New York Stock Exchange under the symbol KP.

BUSINESS DURING 1996

     Production during 1996 totaled 853 Mbbls of oil and 9,198 MMcf of gas. Oil and gas production increased 35 percent and 75 percent, respectively, as a result of the acquisition of Brock Exploration Corporation (Brock) at the end of the first quarter of 1996 and production from new drilling. (See below for a discussion of the Brock acquisition.) Product prices averaged $20.30 per barrel of oil and $2.15 per Mcf of gas.

     In 1996, the Company spent $20.5 million on exploration and development activities. Key participated in drilling 81 gross (17.6 net) wells in 1996. During 1996, 69 gross (12.8 net) wells were completed as producers and 12 gross (4.8 net) wells were dry. Sales of producing properties were not significant in 1996.

     Key has working interests in approximately 1,837 gross (240.7 net) wells located primarily in the Anadarko Basin of Oklahoma, Wyoming, southern Texas, Louisiana, California and offshore Gulf of Mexico. In addition, Key has royalty or overriding royalty interests in approximately 68 properties in the Midcontinent region, 60 properties in the Gulf Coast region and 1,790 properties in the Rocky Mountain region. At year end, Key held approximately 94,000 net acres of developed leasehold located primarily in Oklahoma, Wyoming, Texas and Louisiana. Key also held approximately 215,000 net acres of undeveloped leasehold located primarily in the Rocky Mountain region.

     During 1996, approximately 20 percent of Key's spot market gas production was marketed by Apache Corporation and sold to ProEnergy and Natural Gas Clearinghouse. Sales to ProEnergy and Natural Gas Clearinghouse accounted for approximately 16 percent and 4 percent, respectively, of Key's 1996 oil and gas revenues. Eighty-Eight Oil Company was the largest purchaser of Key's crude oil production. Approximately 16 percent of 1996 revenues resulted from crude oil sales to Eighty-Eight Oil. No other single purchaser accounted for more than 10 percent of revenues in 1996.

     Key consummated the acquisition of Brock Exploration Corporation on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key.

     The operating activities of Brock are conducted by its wholly-owned subsidiaries: Brock Oil and Gas Corporation and Brock Gas Systems and Equipment, Inc. Key's regional exploration office in New Orleans, Louisiana is staffed by several former Brock employees. All administrative and accounting functions for Brock are performed by personnel in Key's corporate office in Denver, Colorado. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The effect of the acquisition is included in Key's reported property, oil and gas reserve and financial information for all periods subsequent to the date of the acquisition.

COMPETITION

     The oil and gas industry is highly competitive. As an independent oil and gas company, Key must compete against companies with substantially larger financial and other resources for a variety of opportunities including reserve and lease acquisitions and marketing agreements.

NATURAL GAS AND OIL PRICES

     Key's gas price averaged $2.15 per Mcf in 1996, $.44 higher than the prior year average of $1.71 per Mcf. Key's average realized oil price rose to $20.30 per barrel in 1996, up from $15.70 in the prior year. Key's business will continue to be affected by future changes in domestic and international oil and gas prices. No assurances can be given as to the trend in, or level of, future oil and gas prices.

RESERVE VALUE CEILING TEST

     Key reviews the carrying value of its oil and gas properties on a quarterly basis under the full cost accounting rules of the Securities and Exchange Commission (SEC or the Commission). Under the full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key did not record any write-downs in the three years ended December 31, 1996.

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

     The Company is not aware of any environmental claims existing as of December 31, 1996, which would have a material impact upon the Company's financial condition or results of operations. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

EMPLOYEES

     On December 31, 1996, Key had 38 full-time employees.

OFFICES

     Key's principal executive offices are located at One Norwest Center, 20th Floor, 1700 Lincoln Street, Denver, Colorado 80203-4520. Effective June 1, 1997, Key's principal executive offices will be relocated to 707 Seventeenth Street, Suite 3300, Denver, Colorado 80202-3404.


ITEM 2.   PROPERTIES

PRODUCTIVE WELLS AND ACREAGE

     The number of productive gas and oil wells in which Key has working interests as of December 31, 1996, is set forth below. More than 90 percent of these properties are operated by other owners.

                        Gas           Oil
                   ------------  ------------
                   Gross   Net   Gross   Net
                   -----  -----  -----  -----
MidContinent         552  100.7    135   24.4
Gulf Coast           168   21.8    196   25.9
Rocky Mountains      113    5.5    665   54.6
California             8    7.8      -      -
                   -----  -----  -----  -----
                     841  135.8    996  104.9
                   =====  =====  =====  =====

     In addition, Key has royalty or overriding royalty interests in approximately 68 properties in the MidContinent region, 60 properties in the Gulf Coast region and 1,790 properties in the Rocky Mountain region. As of December 31, 1996, Key held approximately 94,000 net developed acres. Approximately 71,000 net acres are located in the Rocky Mountains with the remainder located in the Midcontinent, Gulf Coast and California regions.

GROSS WELLS DRILLED

     The following table sets forth the number of wells drilled during 1996, 1995 and 1994 in which the Company participated.

                             Exploratory                    Developmental
                   -------------------------------  ----------------------------
                   Productive    Dry      Total     Productive    Dry     Total
                   ----------  -------  ----------  ----------  -------  -------

     1996
     ----
MidContinent              6        4          10          34        1       35
Gulf Coast                1        4           5          12        -       12
Rocky Mountains           2        2           4           8        -        8
California                6        1           7           -        -        -
                   --------    -----    --------    --------    -----    -----
                         15       11          26          54        1       55
                   ========    =====    ========    ========    =====    =====
     1995
     ----
MidContinent              9        5          14          19        -       19
Gulf Coast                -        -           -           1        -        1
Rocky Mountains           1        2           3          17        -       17
California                1        1           2           -        -        -
                   --------    -----    --------    --------    -----    -----
                         11        8          19          37        -       37
                   ========    =====    ========    ========    =====    =====

                                       4


                               Exploratory                     Developmental
                               -----------                     -------------
                   Productive      Dry       Total    Productive    Dry   Total
                   ----------      ---       -----    ----------    ---   -----
     1994
     ----
Midcontinent             -           -          -          16        1       17
Gulf Coast               -           -          -          10        1       11
Rocky Mountains          1           2          3          11        3       14
                   -------     -------    -------     -------  -------  -------
                         1           2          3          37        5       42
                   =======     =======    =======     =======  =======  =======

     At December 31, 1996, 12 gross (3.3 net) wells were in the process of being drilled.

UNDEVELOPED ACREAGE

     As of December 31, 1996, Key held an interest in approximately 215,000 net undeveloped acres most of which is located in the Rocky Mountain region.

PRODUCTION AND PRICING INFORMATION

     The following table describes, for each of the last three fiscal years, oil and gas production and pricing data for the Company.


                                          Average
                                         Production  Average Sales Price
                            Oil    Gas      Cost     -------------------
 Year Ended December 31,   Mbbls  Mmcf    Per Emcf    Per Bbl   Per Mcf
-------------------------  -----  -----  ----------  ---------  --------
1996.....................    853  9,198        $.67     $20.30     $2.15
1995.....................    633  5,262        $.70     $15.70     $1.71
1994.....................    504  4,522        $.68     $14.27     $1.98

RESERVE VALUE INFORMATION

     The estimated proved oil and gas reserves of Key, as of December 31, 1996, 1995, and 1994, and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1996, 1995, and 1994, are included in Supplemental Oil and Gas Disclosures to Financial Statements appearing on pages 34 through 36 of this Form 10-K. Supplemental Oil and Gas Disclosures also include Key's net revenues from production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1996.

     Future reserve values are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalations.



                                                Present Value of Estimated
                                               Future Net Cash Flows Before
                            Estimated Future            Income Tax
                             Net Cash Flows     (Discounted at 10 Percent)
                           ------------------- ----------------------------
                                      Proved                     Proved
 Year Ended December 31,    Proved   Developed     Proved      Developed
-------------------------  --------  ---------    --------    ------------
                                           (In thousands)
1996.....................  $265,541   $257,704      $172,583      $167,983
1995.....................  $ 88,016   $ 86,299      $ 61,201      $ 60,296
1994.....................  $ 77,106   $ 72,404      $ 51,328      $ 49,015

     The present value of estimated future net cash flows from proved reserves after income taxes are $129,220,000, $50,758,000, and $42,722,000 for 1996, 1995
and 1994, respectively.

     Estimated future net cash flows at December 31, 1996, are expected to be received as shown in the following years:


                                      Proved
 Year Ended December 31,    Proved   Developed
-------------------------  --------  ---------
                             (In thousands)
1997.....................  $ 42,537   $ 42,349
1998.....................    34,166     33,186
1999.....................    29,009     28,008
Thereafter...............   159,829    154,161
                           --------   --------

Total....................  $265,541   $257,704
                           ========   ========

          No major discovery or other favorable or adverse event is believed to have occurred since December 31, 1996, which would cause significant change in the estimated proved reserves reported herein. The above estimates are based on year-end pricing in accordance with Commission guidelines and do not reflect current prices. Since January 1, 1996, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and/or the Energy Information Administration.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not subject to any pending litigation that, in the opinion of the Company's management, will materially affect the financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted for a vote of security holders during the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

          F. H. MERELLI, 61, has been chairman of the board of directors, president and chief executive officer of the Company since September 9, 1992. From July 1991 to September 1992, Mr. Merelli was engaged as a private consultant in the oil and gas industry. Mr. Merelli was president and chief operating officer of Apache Corporation, and president, chief operating officer and a director of Key from June 1988 to July 1991, at which time he resigned from those positions in both companies. He was president of Terra Resources, Inc. from 1979 to 1988.

          MONROE W. ROBERTSON, 47, has been with the Company since September 10, 1992. Since February 1994, he has served as senior vice president and corporate secretary and prior to that time as vice president and corporate secretary.
From August 1988 to July 1992, he was employed by Apache Corporation in various capacities, the most recent of which was director of operational planning. From 1986 to 1988, Mr. Robertson was director of corporate planning for Terra Resources, Inc. From 1973 to 1986, Mr. Robertson was employed by Gulf Oil Corporation.

          CATHY L. ANDERSON, 41, has been controller of the Company since January 15, 1993. From July 1985 to January 1993, Ms. Anderson was employed by Arthur Andersen LLP, a public accounting firm, in various capacities, the most recent of which was audit manager.

          STEPHEN P. BELL, 42, has been vice president - land of the Company since February 2, 1994. From March 1991 to February 1994, he was president of Concord Reserve, Inc., a privately-held independent oil and gas company. He was employed by Pacific Enterprises Oil Company (formerly Terra Resources, Inc.) as Mid-Continent regional manager from February 1990 to February 1991 and as land manager from August 1985 to January 1990.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Key's common stock, par value $.25 per share, trades on the New York Stock Exchange under the symbol KP. No dividends were paid in 1996 or in 1995. The table below shows the market price of the common stock for 1996 and 1995:

                             MARKET PRICE
                             ------------
                        1996              1995
                  ----------------  ----------------
                   High      Low     High      Low
                   ----      ---     ----      ---
First Quarter     $ 5.875   $4.750   $5.000   $4.500
Second Quarter    $ 8.063   $6.875   $6.375   $4.625
Third Quarter     $10.375   $7.375   $5.750   $5.000
Fourth Quarter    $14.625   $9.500   $5.750   $4.625


          The closing price of Key's common stock as reported on the New York Stock Exchange for March 14, 1997, was $10.125. At December 31, 1996, the Company's 11,454,491 shares of common stock outstanding were held by 6,830 stockholders of record and approximately 7,400 beneficial owners.


ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 1996, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                            1996     1995     1994     1993     1992
                                            ----     ----     ----     ----     ----
                                              (In thousands, except per share data)
               Revenues..................  $37,886  $19,297  $16,637  $11,735  $17,641
               Net income/(a)/...........    7,980    3,054    2,943    3,495      267
                 Per share/(a)/..........      .69      .32      .30      .34      .03
               Cash dividends............        -        -        -        -    1,598
                 Per share...............        -        -        -        -     .150
               Oil and gas expenditures..   43,476   13,591   29,966    1,885    1,371
               Total assets..............   95,940   59,199   52,611   39,805   41,040
               Long-term debt............   22,500   14,600   10,000        -    2,708
               Stockholders' equity......   55,269   35,699   34,257   35,918   32,400

     /(a)/ Net income for 1993 includes a non-recurring gain of $1,603,000 ($.16 per share) due to a change in the method of accounting for income taxes and an extraordinary loss on early extinguishment of debt of $122,000 ($.01 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key's 1996 net income was $8.0 million, or $.69 per share. On a per share basis, net income rose 116 percent over the $.32 per share reported in 1995, and 130 percent over the $.30 reported in 1994. Earnings for 1996, 1995 and 1994 are based on revenues of $37.9, $19.3 and $16.6 million, respectively.

     Key's results for 1996 are directly related to improved oil and gas prices and significant production increases from new drilling and the acquisition of Brock Exploration Corporation (Brock) at the end of March 1996.

REVENUES

     Oil and gas revenues nearly doubled between 1996 and 1995 as a result of increases in production and oil and gas prices. Key's oil and gas revenues were $37.6 million in 1996, compared to $19.3 million in 1995. Results for 1996 reflect the positive impact of the Brock acquisition and the Company's successful drilling projects.

     Between 1995 and 1994, oil and gas revenues climbed 18 percent to $19.3 million. This increase is primarily the result of production increases. Sales for 1995 reflect a full year of production from the Company's 1994 acquisition and additional volumes from new drilling.

     Gas sales rose from $9.0 million in 1995 to $19.8 million in 1996, a 119 percent increase. Most of this increase can be attributed to increased gas production. Augmented by the Brock acquisition and production from new drilling, daily gas volumes advanced from 14,416 Mcf per day in 1995 to 25,132 Mcf per day in 1996, adding approximately $6.7 million in value. In addition, Key's average gas price increased by $.44 per Mcf and contributed another $4 million to 1996 gas sales.

     Between 1995 and 1994, gas sales remained relatively flat at $9.0 million. Daily gas volumes climbed 16 percent from 12,389 Mcf per day in 1994 to 14,416 Mcf per day in 1995, adding approximately $1.5 million in value. Increased gas production from new drilling and the 1994 acquisition were just enough to offset a drop in Key's average gas price. Average gas prices fell from $1.98 per Mcf in 1994 to $1.71 per Mcf in 1995.

     Oil sales for 1996 increased 74 percent to $17.3 million, $7.4 million over 1995 sales. The Company's average oil price increased from $15.70 per barrel in 1995 to $20.30 per barrel in 1996, elevating oil sales by $3.9 million. Average daily production climbed 35 percent to 2,332 barrels per day in 1996, and added an extra $3.5 million.

     Oil sales of $9.9 million in 1995 increased $2.7 million, or 38 percent, over 1994 sales. Increases to both price and production volumes account for the substantial gain. Daily production volumes increased 26 percent from

1,382 barrels per day in 1994 to 1,736 barrels per day in 1995. Additional volume in 1995 added approximately $1.8 million to oil sales. Key's average oil price increased 10 percent from $14.27 per barrel in 1994 to $15.70 per barrel in 1995. Higher prices had a positive impact of $.9 million.

     Product sales from gas processing plants contributed approximately $459,000, $301,000 and $140,000 to oil and gas production revenues in 1996, 1995 and 1994, respectively. In 1996, Key's oil and gas revenues were derived from the following product mix: 46 percent oil, 53 percent gas and the balance from plant product sales. This compares to the following components for 1995:
52 percent oil, 47 percent gas and 1 percent plant products.

     Other revenues were approximately $333,000, $42,000 and $330,000 for 1996, 1995 and 1994, respectively. Key acquired a pipeline in the first quarter of 1996 as part of the Brock acquisition. The majority of other revenue for 1996 was derived from this pipeline ($178,000) and a contract settlement ($123,000). Other revenues for 1995 and 1994 also included proceeds from gas contract settlements.

COSTS AND EXPENSES

     Depreciation, depletion and amortization (DD&A) expense increased 70 percent between 1996 and 1995. The DD&A increase was a direct result of Key's increased oil and gas sales. However, due to a decline in the 1996 DD&A rate, the increase was not as pronounced as the sales increase. Key's 1996 depletion rate as a percentage of oil and gas sales decreased from 38 percent in 1995 to
33.3 percent in 1996. Improved product prices, particularly for oil, were the catalyst for improved DD&A rates in 1996.

     DD&A expense for 1995 increased 40 percent to $7.5 million over 1994. The increase to DD&A expense was triggered by higher oil and gas revenues, and an increase in the depletion rate. Key's annualized depletion rate as a percentage of revenue increased from 32.1 percent in 1994 to 38.0 percent in 1995. The rate increase was a consequence of significantly lower gas prices and their effect on the future gross revenue component of the DD&A calculation. Also included in DD&A expense for the three years presented is a relatively immaterial amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     Operating expenses increased 51 percent to $9.6 million between 1996 and 1995. Expense increases are a result of the Brock acquisition in 1996 and the resulting larger property base. In contrast, expenses compared on a unit of production basis dropped from $.70 per EMcf in 1995 to $.67 per EMcf in 1996. Operating expenses for 1995 rose 25 percent to $6.4 million, from $5.1 million in 1994. The increase can be attributed to the Company's 1994 acquisition and the numerous workovers performed in 1995 to maintain production on older, declining wells. On a unit of production basis, 1995 operating expenses were $.70 per EMcf, compared to $.68 per EMcf in 1994. Key's expenses on a unit of production basis increased in 1995 because the properties newly acquired in 1994 had a greater oil percentage than Key's pre-acquisition properties and oil properties generally have higher lifting costs than gas properties.

     General, administrative and other costs increased about 42 percent, or $.6 million, from 1995 to 1996. In units of production, this variance equates to a $.02 per EMcf decrease between 1995 and 1996. Administrative, selling and other costs held steady between 1995 and 1994 with just a 2 percent increase to reach $1.5 million for 1995. Between 1995 and 1994, administrative expense dropped from $.19 per EMcf to $.16 per EMcf. Due to certain economies of scale and full cost accounting rules which provide for the capitalization of direct overhead related to exploration and development activities, the Company was able to maintain levels of administrative expense while managing a larger asset base.

     Key has a $50 million credit facility with NationsBank of Texas, N.A. In 1996, the Company elected to increase its borrowing base from $22 million to $36 million. During the year, an additional $7.9 million (net) was borrowed to fund various exploration and development projects and to retire debt assumed in the Brock acquisition. Interest expense before capitalization was $1,349,000, $828,000 and $446,000 for 1996, 1995 and 1994, respectively. The long-term debt balance was $22.5 million at December 31, 1996, compared to $14.6 million at the end of 1995 and $10.0 million at the end of 1994.

     Key capitalized interest of $682,000, $574,000 and $309,000 in 1996, 1995 and 1994, respectively. These amounts are for borrowings associated with the undeveloped leasehold acquired in the second quarter of 1994.

     As discussed in more detail in Footnote 3, "Income Taxes", in connection with the acquisition of Brock, a deferred income tax valuation was established for NOL's that are subject to annual limitations. The effective tax rate increase is due to the reversal of Key's valuation allowance in 1995. This adjustment decreased the combined federal and state effective tax rate from 38 percent in 1994 to approximately 19 percent for 1995.

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

     Cash from operating activities reached $21.9 million for 1996, nearly double the $11.3 million reported for 1995. The Brock acquisition and resulting increases to net income, DD&A expense and deferred taxes added $14.7 million. This increase was partially offset by an increase to oil and gas revenue receivables which also stem from the Brock acquisition.

     Cash from operating activities declined slightly from $11.6 million in 1994 to $11.3 million in 1995. An increase to net income between the two years added $.1 million to cash from operating activities, and the increase in DD&A added another $2.1 million. These 1995 increases were offset by a $1.0 million decrease in deferred taxes and normal fluctuations in the other balance sheet components.

     Cash expenditures for exploration and development for 1996 totaled $20.0 million, or 91 percent of cash from operating activities. This is a 49 percent increase over the $13.5 million spent in 1995 and a 227 percent increase over the $6.1 million spent in 1994. The Company implemented a strategy to increase production and reserves through selective drilling in the second quarter of 1993. Since that time, the Company has steadily expanded its exploration and development activities. Key drilled 81 gross wells (17.6 net) in 1996, 56 gross wells (8.35 net)in 1995 and 45 gross wells (6.25 net) in 1994.

     On March 28, 1996, Key consummated a merger with Brock Exploration Corporation. In this non-cash transaction, Brock became a wholly-owned subsidiary of Key. Key's consolidated balance sheet includes the assets and liabilities, as well as the adjustments required to record the acquisition under purchase accounting rules. In the second quarter of 1994, Key completed a transaction to acquire all of the assets of a privately-held independent oil and gas company in the Rocky Mountain region for $22.75 million. Only minor acquisitions of oil and gas properties were made in 1995.

     Key received proceeds for small property sales in 1996, 1995 and 1994.

     Since year-end 1995, long-term debt increased from $14.6 million to $22.5 million. Subsequent to the acquisition of Brock, Key drew on its own credit facility to retire the Brock debt and obtain more favorable financing terms.
The current borrowing base is still significantly less than the total borrowing base that could have been requested under the terms of the agreement. In the second quarter of 1994, Key borrowed $12.5 million against its credit facility with NationsBank to partially fund the purchase of a privately-held, independent oil and gas company. In the second half of 1994, the Company repaid $2.5 million of the loan using cash from operations. In 1995, the Company borrowed a net of $4.6 million against its NationsBank credit facility to finance exploration and drilling activities and stock repurchases in excess of cash generated by operating activities.

     In the fourth quarter of 1996, Key purchased 224,022 shares of Key common stock from Lawrence Brock for $2.2 million, or $10 per share. In the fourth quarter of 1995, Key purchased 331,000 shares of its own stock from Apache Corporation for $1.7 million, or $5.00 per share. In 1994, Key purchased 292,171 shares of its own stock for $1.3 million, or an average of $4.58 per share. In a non-cash transaction in 1994, the Company exchanged approximately 200,000 net undeveloped acres in the Green River Basin in Wyoming for 800,000 shares of Key common stock held by Apache. Apache no longer owns Key common stock.

     The Company's ratio of current assets to current liabilities was 1.8 to 1 at December 31, 1996, an increase from the 1.1 to 1 ratio calculated at December 31, 1995.

     Management believes that cash on hand at year-end, net cash generated from operations and remaining amounts available under the existing line of credit will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding operations, exploration and development activities.

FUTURE TRENDS

     Expansion of the Company's drilling program will continue to be the primary focus in 1997. Exploration and development expenditures increased to $20 million in 1996, up from $13.5 million in 1995 and $6.1 million in 1994. Although the exact figures cannot be accurately predicted at this time, the Company expects both the number of wells drilled and expenditures for drilling to increase significantly from 1996 levels.

     The Midcontinent region, headquartered in Tulsa, Oklahoma, is expected to continue to be Key's largest region both in the number of wells drilled and capital expenditures. Drilling and exploration activity in California continues to increase. The Company plans to open a small regional office in northern California during 1997 to facilitate continued expansion in this area. The exploration effort for the Rocky Mountain region will continue to be coordinated out of the corporate office in Denver.

     Key's Gulf Coast exploration effort is now managed out of New Orleans, the location of the corporate headquarters of Brock Exploration prior to its acquisition by Key. Several former employees of Brock were retained to direct Key's exploration effort in the Gulf Coast area. Gulf Coast exploration was previously handled from Key's regional office in Houston which was closed in early 1997. The Company recently entered into an agreement to acquire non-producing acreage in an area that covers eleven salt domes in central Mississippi. Key will use 3-D seismic techniques in the exploration of this area.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

     These risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for its oil and gas production, reductions in the quantity of oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified project varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See following Index

                          KEY PRODUCTION COMPANY, INC.

            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                          Page

Statement of income for each of the three years in the
  period ended December 31, 1996.........................  16
Statement of cash flows for each of the three years in
  the period ended December 31, 1996.....................  17
Balance sheet as of December 31, 1996 and 1995...........  18
Statement of stockholders' equity for each of the three
  years in the period ended December 31, 1996............  19
Summary of significant accounting policies...............  20
Notes to financial statements............................  24
Report of independent public accountants.................  33
Supplemental oil and gas disclosures.....................  34
Supplemental quarterly financial data....................  37

     All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the financial statements or related notes thereto.

                          KEY PRODUCTION COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME



                                                            For the Year Ended December 31,
                                                        ----------------------------------------
                                                            1996          1995          1994
                                                            ----          ----          ----
                                                         (In thousands, except per share data)
REVENUES:
  Oil and gas production revenues.....................      $37,553       $19,255       $16,307
  Other revenues......................................          333            42           330
                                                            -------       -------       -------
                                                             37,886        19,297        16,637
                                                            -------       -------       -------
OPERATING EXPENSES:
  Depreciation, depletion and amortization............       12,688         7,451         5,328
  Operating costs.....................................        9,639         6,376         5,103
  Administrative, selling and other...................        2,069         1,461         1,432
  Financing costs:
   Interest expense...................................          667           254           137
   Interest income....................................          (48)          (16)         (110)
                                                            -------       -------       -------
                                                             25,015        15,526        11,890
                                                            -------       -------       -------

INCOME BEFORE INCOME TAXES............................       12,871         3,771         4,747
PROVISION FOR INCOME TAXES............................        4,891           717         1,804
                                                            -------       -------       -------
NET INCOME                                                  $ 7,980       $ 3,054       $ 2,943
                                                            =======       =======       =======

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE...................................         $.69          $.32          $.30
                                                            =======       =======       =======

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING......................       11,582         9,569         9,808
                                                            =======       =======       =======

     The accompanying Summary of Significant Accounting Policies and Notes to Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             For the Year Ended December 31,
                                            ----------------------------------
                                               1996        1995        1994
                                               ----        ----        ----
                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................   $  7,980    $  3,054    $  2,943
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation, depletion and
   amortization...........................     12,688       7,451       5,328
  Deferred income taxes...................      4,854         543       1,552
 Changes in operating assets and
  liabilities, net of the effect of
  businesses acquired:
  (Increase) decrease in receivables......     (4,173)         30        (426)
  (Increase) decrease in prepaid
  expenses and other......................       (114)       (321)         86
 Increase in accounts payable
  and accrued expenses....................        582         629       1,308
 Increase (decrease) in long-term
  property liabilities and other..........         81         (88)        823
                                             --------    --------    --------
  Net cash provided by operating
   activities.............................     21,898      11,298      11,614
                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas exploration and
  development expenditures................    (20,021)    (13,478)     (6,128)
 Acquisition of oil and gas properties....     (1,633)       (597)    (23,021)
 Cash received in connection with
  acquisition, net of purchase
  adjustments.............................      2,098           -           -
 Proceeds from sale of oil and gas
  properties..............................        878         351         321
 Other capital expenditures...............       (171)       (198)       (383)
                                             --------    --------    --------
  Net cash used by investing activities...    (18,849)    (13,922)    (29,211)
                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings.....................     14,704       4,900      12,500
 Payments on long-term debt...............    (14,754)       (300)     (2,500)
 Payments to acquire treasury stock.......     (2,246)     (1,666)     (1,337)
 Proceeds from issuance of common stock...        237           -           -
                                             --------    --------    --------
  Net cash provided (used) by
   financing activities...................     (2,059)      2,934       8,663
                                             --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................        990         310      (8,934)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR..................................        591         281       9,215
                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $  1,581    $    591    $    281
                                             ========    ========    ========

     The accompanying Summary of Significant Accounting Policies and Notes to Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                                        December 31,
                                                        ------------
                      ASSETS                          1996       1995
                                                      ----       ----
                                              (In thousands, except share data)
CURRENT ASSETS:
 Cash and cash equivalents........................  $  1,581   $    591
 Receivables......................................     8,623      3,346
 Prepaid expenses and other.......................       874        481
                                                    --------   --------
                                                      11,078      4,418
                                                    --------   --------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
 Proved properties................................   102,487     61,470
 Unproved properties and properties
  under development, not being amortized..........    10,685      9,104
                                                    --------   --------
                                                     113,172     70,574
 Less - accumulated depreciation, depletion
  and amortization................................   (28,941)   (16,420)
                                                    --------   --------
                                                      84,231     54,154
                                                    --------   --------

OTHER ASSETS, NET.................................       631        627
                                                    --------   --------
                                                    $ 95,940   $ 59,199
                                                    ========   ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.................................  $  4,405   $  2,948
 Accrued exploration and development..............       852        370
 Accrued lease operating expense and other........       761        531
                                                    --------   --------
                                                       6,018      3,849
                                                    --------   --------

LONG-TERM DEBT                                        22,500     14,600
                                                    --------   --------

NON-CURRENT LIABILITIES:
 Deferred income taxes............................     9,929      3,199
 Long-term property liabilities and other.........     2,224      1,852
                                                    --------   --------
                                                      12,153      5,051
                                                    --------   --------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000 shares
  authorized, 11,713,584 and 11,656,350 shares
  issued, respectively............................     2,928      2,914
 Paid-in capital..................................    37,245     34,401
 Retained earnings................................    17,469      9,489
 Treasury stock at cost, 259,093 and 2,806,882
  shares, respectively............................    (2,373)   (11,105)
                                                    --------   --------
                                                      55,269     35,699
                                                    --------   --------
                                                    $ 95,940   $ 59,199
                                                    ========   ========

     The accompanying Summary of Significant Accounting Policies and Notes to Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    Total
                                                   Paid-in  Retained Treasury   Stockholders'
                                    Common Stock   Capital  Earnings  Stock        Equity
                                    ------------   -------  -------- -------    -------------
                                                        (In thousands)

BALANCE, DECEMBER 31,
            1993...................   $2,914       $34,385  $ 3,492  $ (4,873)  $35,918
            Net income.............        -             -    2,943         -     2,943
            Treasury stock issued..        -             3        -        30        33
            Treasury stock
             purchased.............        -             -        -    (4,637)   (4,637)
                                      ------       -------  -------  --------   -------
BALANCE, DECEMBER 31,
            1994...................    2,914        34,388    6,435    (9,480)   34,257
            Net income.............        -             -    3,054         -     3,054
            Treasury stock issued..        -            13        -        41        54
            Treasury stock
             purchased.............        -             -        -    (1,666)   (1,666)
                                      ------       -------  -------  --------   -------
BALANCE, DECEMBER 31,
            1995...................    2,914        34,401    9,489   (11,105)   35,699
            Net income.............        -             -    7,980         -     7,980
            Common stock issued....       14          (120)       -         -      (106)
            Treasury stock issued..        -         2,964        -    10,978    13,942
            Treasury stock
             purchased.............        -             -        -    (2,246)   (2,246)
                                      ------       -------  -------  --------   -------
BALANCE, DECEMBER 31,
            1996...................   $2,928       $37,245  $17,469  $ (2,373)  $55,269
                                      ======       =======  =======  ========   =======

     The accompanying Summary of Significant Accounting Policies and Notes to Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

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

     Key is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's exploration interests are spread over 14 states with primary focus areas in the Anadarko Basin of Oklahoma, California, the Rocky Mountain region, and the Gulf Coast.

BASIS OF PRESENTATION

     Key consummated the acquisition of Brock Exploration Corporation (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The accompanying financial statements include the accounts of Key for 1996, 1995 and 1994 and the accounts of Brock for the periods subsequent to the acquisition.

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

     Key limits the capitalized costs of oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at ten percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. This limit may be particularly sensitive to changes in the near term in pricing and production rates. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Company has not recorded any such write-downs of capitalized costs for the three years ended December 31, 1996.

     The costs of certain unevaluated leasehold acreage and wells in the process of being drilled are not amortized. Amortization commences when such costs are evaluated or upon completion of wells in progress. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, the portion of the carrying cost in excess of the current value is included in the costs subject to amortization. Interest costs related to undeveloped properties are also capitalized. Financing costs were reduced by capitalized interest totaling $682,000, $574,000 and $309,000 in 1996, 1995 and 1994, respectively.

     Office furniture and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets which range from five to ten years.

REVENUE RECOGNITION

     Key uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Key is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are reflected as adjustments to reported gas reserves and future cash flows. Adjustments for gas imbalances reduced Key's proved gas reserves by approximately 6 percent at December 31, 1996.

INCOME TAXES

     The Company utilizes an asset and liability approach to accounting for income taxes. A deferred tax liability or asset is determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities as measured by the enacted tax rates. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

NET INCOME PER SHARE

     Net income per share amounts are based on the weighted average number of common shares outstanding for each year. When dilutive, outstanding options to purchase common stock are included as share equivalents using the treasury stock method. In 1996 and 1995, only one per share figure is presented because the fully diluted and primary earnings per share amounts are not materially different. For 1994, the common stock equivalents were either antidilutive or their inclusion did not materially affect the net income per share amounts.

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.5 and 5.3 percent rates of interest at December 31, 1996 and 1995, respectively, with cost approximating market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial investments consist of cash, trade receivables, trade payables and long-term debt. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments. The fair value for long-term debt is estimated based on current rates available for similar debt with similar maturities and securities and approximates its carrying value.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the 1996 presentation.

TREASURY STOCK

          Treasury shares were acquired in 1996, 1995 and 1994 under the Company's policy of purchasing shares when market conditions appear favorable. Treasury stock is recorded at cost.

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACQUISITIONS

     Key consummated the acquisition of Brock Exploration Corporation (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The following unaudited pro forma information was prepared as if the Brock acquisition occurred at the beginning of each of the periods presented. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

                          For The Year Ended December 31,
                          -------------------------------

                               1996               1995
                               ----               ----
                        (In thousands, except per share data)
Revenues                     $40,897             $29,315
Net income                   $ 8,601             $ 4,450
Net income per share         $   .71             $   .36


     On April 29, 1994, Key completed a transaction to purchase all the assets of a privately-held independent oil and gas company for $22.75 million. This acquisition was accounted for using the purchase method of accounting and has been included in the financial statements of Key since the date of the acquisition.

2. DEBT

     BANK FINANCING--The bank financing is a $50 million revolving credit facility with NationsBank of Texas, N.A. The Company entered into the agreement on April 25, 1994, to fund the above-mentioned acquisitions and any future acquisition and drilling opportunities. In 1996, the Company elected to increase the borrowing base to $36 million from $22 million in 1995. The current borrowing base is still significantly less than the total borrowing base that could have been requested under the terms of the agreement.

     Interest on amounts borrowed is charged at NationsBank's prime rate or at London Interbank Offered Rates (LIBOR) plus .5 to 1.125 percent, at the Company's option. The factor added to LIBOR is determined by the Company's debt to capitalization ratio at the time of borrowing. The average interest rate on the various maturities of debt outstanding at December 31, 1996, was 6.44 percent. Key pays a .25 percent fee on the unused portion of the borrowing base, as well as other fees of approximately $10,000 per year in return for the bank's commitment to maintain the availability of those funds. On April 1, 2000, the borrowing converts from a revolving loan to a term note. At that point, if not renegotiated before then, the Company must commence quarterly principal payments in addition to paying interest. The entire

                         KEY PRODUCTION COMPANY, INC.

facility matures on January 1, 2003. The conversion and maturity dates are based on the first amendment to the credit agreement made on January 1, 1997.

     In accordance with full cost accounting rules, the Company capitalizes interest expense on borrowings associated with undeveloped leasehold.

     The credit facility requires the Company to comply with certain covenants contained within the Credit Agreement (Agreement) until full and final payment of the obligaton and termination of the Agreement. The Company has been in compliance with the covenants since April 1994, when the Agreement was signed.

     Aggregate maturities of long-term debt outstanding at December 31, 1996 are as follows:

                           (In thousands)
           1997                 $    -
           1998                      -
           1999                      -
           2000                  5,625
           2001                  7,500
           Thereafter            9,375
                               -------
                               $22,500
                               =======


3. INCOME TAXES

     Deferred tax assets and liabilities are comprised of the following components at December 31, 1996 and 1995:

                                                         1996       1995
                                                       ---------  ---------
                                                          (In thousands)
Long-term deferred tax assets:
  Operating loss carryforwards                         $  5,905    $ 2,028
  Other                                                     135        241
                                                       --------    -------
                                                          6,040      2,269
Valuation allowance..................................    (3,490)         -
                                                       --------    -------
                                                          2,550      2,269
Long-term deferred tax liabilities:
  Depreciation, depletion and amortization...........   (12,479)    (5,468)
                                                       --------    -------

  Net Deferred income tax liability..................  $ (9,929)   $(3,199)
                                                       ========    =======

  The Company had net tax operating loss carryforwards of approximately $13.8 million at December 31, 1996, which expire in the years 2003 through 2010. As of December 31, 1996, a portion of these NOL's acquired as part of the Brock acquisition are subject to annual limitations. The Company has

                         KEY PRODUCTION COMPANY, INC.

provided a valuation allowance for the portion of these NOL's which it does not believe will be available for use prior to expiration.

  In 1995, the Company concluded that all of Key's NOL's could be utilized and therefore reversed the valuation allowance previously established. At that time, the Company determined that it was no longer necessary to provide a valuation allowance. This adjustment decreased the combined federal and state effective tax rate from 38 percent to approximately 19 percent for 1995.

  Income tax expense consisted of the following:

                             For the Year Ended December 31,
                             --------------------------------
                              1996        1995         1994
                              ----        ----         ----
                                    (In thousands)
Current Taxes:
  Federal..................  $   37      $   23       $  182
  State....................       -         151           70

Deferred Taxes:............   4,854         543        1,552
                             ------      ------       ------
Total tax provision on
 income....................   4,891      $  717       $1,804
                             ======      ======       ======


  A reconciliation of the statutory income tax rate to the effective rate is as follows:


                               1996         1995        1994
                               ----         ----        ----
Statutory income tax rate..    34.0%       34.0%        34.0%
State income tax...........     4.0         4.0          4.0
Reversal of valuation
 allowance and other.......       -       (19.0)           -
                             ------      ------       ------
                               38.0%       19.0%        38.0%
                             ======      ======       ======

                         KEY PRODUCTION COMPANY, INC.

4. NON-CASH INVESTING AND FINANCING ACTIVITIES

          Supplemental Disclosure of Cash Flow Information

                                  For the Year Ended December 31,
                                  -------------------------------
                                    1996       1995       1994
                                    ----       ----       ----
          Cash paid during the
           year for: Interest
            (net of amounts
              capitalized).....    $ 537      $ 171      $  74
          Income taxes (net of
           refunds received)...    $ 245      $ 361      $  79

          Supplemental Schedule of Non-Cash-Investing and Financing
Activities

          In connection with the Brock acquisition, the Company received cash and cash equivalents totaling $2,098,000. In addition to the cash impact, the acquisition had the following non-cash impact on the Company's December 31, 1996 balance sheet:

                                  Amount
                                 -------
                              (in thousands)

  Current assets                $  1,383
  Oil and gas properties          21,346
                                --------
                                $ 22,729
                                ========

  Current liabilities           $  1,099
  Long-term debt                   7,950
  Non-current liabilities          1,909
  Stockholders' equity            13,869
                                --------
                                $ 24,827
                                ========

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

                         KEY PRODUCTION COMPANY, INC.

5. STOCK OPTIONS

     The Key Production Company, Inc. 1992 Stock Option Plan reserves 1,000,000 shares of common stock for issuance to the Company's officers and employees. A total of 414,000 options were outstanding at year-end. The options expire at various dates through 2005 and are at prices ranging from $2.50 to $4.875 per share with an aggregate exercise price of $1,361,844.

     The Key Production Company, Inc. Stock Option Plan for Non-Employee Directors reserves 180,000 shares of common stock for issuance to the Company's non-employee directors. There were 135,000 options outstanding at year-end at an aggregate exercise price of $624,375. These outstanding options were granted at exercise prices from $2.875 to $8.125 and expire in 2002.

     The Company's president was granted options for 500,000 shares of the Company's common stock in 1992 in accordance with the terms of his employment agreement. These outstanding options were granted at an exercise price of $3.00 and expire in 2002.

     All options granted had an exercise price equal to or above market price on the date of grant. Subject to accelerated vesting under certain circumstances such as death of the employee or change in control of the Company, one-third of the options vest in each of the three years following the date of grant.

     The following table summarizes the changes in stock options for the year, the number of common shares available for grant and the number of outstanding options vested at year end.


                                                        1996
                                                --------------------
                                                            Weighted
                                                            Average
                                                Number of   Exercise
                                                 Options     Price
                                                ----------  --------

            Outstanding, Beginning of Year....  1,090,000     $3.080
            Granted...........................     45,000     $8.125
            Exercised.........................    (86,000)    $2.750
                                                ---------
            Outstanding, End of Year..........  1,049,000     $3.320
                                                =========
            Exercisable, End of Year..........    925,667     $3.060
                                                =========
            Available for Grant, End of Year..    545,000
                                                =========


                         KEY PRODUCTION COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


                                            1995
                                    -------------------
                                               Weighted
                                               Average
                                    Number of  Exercise
                                     Options    Price
                                    ---------  --------

Outstanding, Beginning of Year....  1,070,000    $3.047
Granted...........................     20,000    $4.875
                                    ---------
Outstanding, End of Year..........  1,090,000    $3.080
                                    =========
Exercisable, End of Year..........    840,000    $2.998
                                    =========
Available for Grant, End of Year..    590,000
                                    =========



                                            1994
                                    -------------------
                                               Weighted
                                               Average
                                    Number of  Exercise
                                     Options    Price
                                    ---------  --------
Outstanding, Beginning of Year....    860,000    $2.948
Granted...........................    210,000    $3.452
                                    ---------
Outstanding, End of Year..........  1,070,000    $3.047
                                    =========
Exercisable, End of Year..........    483,333    $2.961
                                    =========
Available for Grant, End of Year..    610,000
                                    =========

          NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) was adopted by the Company as of December 31, 1996. This Statement defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No.25, "Accounting for Stock Issued to Employees"(APB No. 25), provided that pro forma results of operations are disclosed for those options granted beginning January 1, 1995. The Company has elected to account for stock-based compensation plans under APB No. 25, under which no compensation expense is recognized. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on 1996 and 1995 net earnings would have been immaterial. Thus, no pro forma fair value disclosures are presented.

                         KEY PRODUCTION COMPANY, INC.

The following table summarizes information about the stock options outstanding at December 31, 1996:

                                             Options Outstanding     Options Exercisable
                                             -------------------     -------------------
                                            Weighted
                                             Average      Weighted     Number   Weighted
                  Range of        Number    Remaining      Average  Exercisable  Average
     Year         Exercise    Outstanding  Contractual    Exercise       At     Exercise
   Granted         Prices        12/31/96      Life        Price     12/31/96    Price
   -------        --------    -----------  -----------   ---------   --------  ---------
  1992-1993     $ 2.50-$3.75      789,000   5.87 years       $2.990   789,000     $2.99
  1994-1995     $3.00-$4.875      215,000   7.30 years       $3.550   136,667     $3.49
     1996       $      8.125       45,000   9.64 years       $8.125         -     $   -
                                ---------  -----------       ------  --------  --------
                                1,049,000   6.33 years       $3.320   925,667     $3.06
                                =========  ===========       ======  ========  ========

6. EMPLOYEE BENEFIT PLANS

     RETIREMENT PLAN--The Company provides a 401(k) retirement/savings plan for all employees. This plan allows participants to contribute up to 10 percent of their compensation, with Key matching contributions up to a maximum of 4 percent of their compensation. The Company's contribution is made in the form of Key common stock. Employees vest in the Company's contribution at the rate of 25 percent per year. Total expenses for the Company's matching contribution were $78,877, $55,362 and $33,029 in 1996, 1995 and 1994, respectively. In connection with the annual testing required on all 401(k) plans, Key made qualified non-elective contributions for the benefit of all non-highly compensated employees. Qualified non-elective contribution expense was $23,056 and $11,980 in 1995 and 1994, respectively. These contributions were required to keep the plan qualified due to the top heavy status of the plan. The plan was not considered top heavy for 1996.

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

     The administrative, compliance and legal costs associated with administering these plans are paid by Key. Such expenses were not significant in 1996, 1995 or 1994.

                         KEY PRODUCTION COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS-The Company has leases for office space with varying expiration dates through 2001. Rental expense was $138,858, $96,997 and $52,683 for 1996, 1995 and 1994, respectively.

     As of December 31, 1996, minimum rental commitments under these leases are payable in the following years:

         1997   $  202,058
         1998      266,711
         1999      271,437
         2000      220,391
         2001      209,993
               -----------
                $1,170,590
               ===========

     LITIGATION--The Company is involved in litigation claims and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position or results of operations.

     ENVIRONMENTAL--The Company is not aware of any environmental claims existing as of December 31, 1996, which would have a material impact upon the Company's financial condition or the results of operations. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

8. TRANSACTIONS WITH RELATED PARTIES

     During 1994, Key entered into three transactions with Apache. As discussed in Note 4, in July 1994, Key exchanged approximately 200,000 net undeveloped acres in the Green River Basin of Wyoming for 800,000 shares of Key's common stock held by Apache. Later in July 1994, Key purchased 200,000 shares of its common stock from Apache at a price of $4.50 per share and in December 1994, Key purchased an additional 91,000 shares from Apache at $4.75 per share.

     In October 1995, Key purchased 331,000 shares of its own stock from Apache at $5.00 per share.

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

                         KEY PRODUCTION COMPANY, INC.

9. CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1996 and 1995, result from oil and gas sales to other companies in the oil and gas industry. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized.

     The following parties purchased 10 percent or more of Key's oil and gas production:

                                       For the Year Ended December 31,
                                       -------------------------------
Purchaser                                    1996   1995   1994
---------                                   -----  -----  -----
Natural Gas Clearinghouse...................   4%    37%    38%
Eighty-Eight Oil Company....................  16%    29%    19%
ProEnergy...................................  16%     -      -

     Effective January 1, 1993, Key entered into an agreement with Apache under which Key pays Apache a fee to market the majority of its gas production that is not subject to traditional gas contract arrangements. From 1993 to March 1996, the majority of Key's gas production marketed by Apache was sold to Natural Gas Clearinghouse. Effective April 1996, Key's gas production marketed by Apache was sold to ProEnergy.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
  Key Production Company, Inc.:

     We have audited the accompanying balance sheets of Key Production Company, Inc. (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Production Company, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 February 26, 1997.

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

                                              For the Year Ended December 31,
                                             ----------------------------------
                                                1996        1995        1994
                                                ----        ----        ----
                                             (In thousands, except percentages)

Oil and gas revenues from production.......    $37,553     $19,255     $16,307
                                               -------     -------     -------
Operating costs:
 Depreciation, depletion and amortization..     12,521       7,315       5,241
 Lease operating...........................      7,325       4,916       4,086
 Production taxes..........................      2,314       1,460       1,017
 Income tax................................      5,849       1,057       2,266
                                               -------     -------     -------
                                                28,009      14,748      12,610
                                               -------     -------     -------
Results of operations from oil and gas
 producing activities......................    $ 9,544     $ 4,507     $ 3,697
                                               =======     =======     =======

Amortization rate as a percentage
 of revenues...............................       33.3%       38.0%       32.1%
                                               =======     =======     =======


     CAPITALIZED COSTS--The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to the Company's oil and gas production, exploration and development activities.

                                           For the Year Ended December 31,
                                          ----------------------------------
                                             1996        1995        1994
                                             ----        ----        ----
                                                     (In thousands)

Balance, beginning of year..............   $ 70,574    $ 57,334     $30,989
Costs incurred during the year:
 Exploration............................      7,669       3,534       2,657
 Development............................     12,834       9,460       4,288
 Acquisition of properties
   Proved...............................     22,283         597      12,948
   Unproved.............................        690           -      10,073
 Property sales
  Proved................................       (713)          -         (10)
  Unproved..............................       (165)       (351)     (3,611)
                                           --------    --------     -------
Balance, end of year....................    113,172      70,574      57,334
Less - costs not being amortized........    (10,685)     (9,104)     (7,953)
                                           --------    --------     -------
Costs being amortized...................    102,487      61,470      49,381
Less - accumulated depreciation,
 depletion and amortization.............    (28,941)    (16,420)     (9,105)
                                           --------    --------     -------
Capitalized costs being amortized, net..   $ 73,546    $ 45,050     $40,276
                                           ========    ========     =======

     COSTS NOT BEING AMORTIZED--Oil and gas property costs not being amortized at December 31, 1996, consist of $10,685,000 of leasehold cost. Of the total, $3,807,000, $1,061,000 and $5,797,000 and $20,000 was incurred in 1996, 1995,
1994 and 1993, respectively.

     OIL AND GAS RESERVE INFORMATION (UNAUDITED)--Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers, and were audited by Ryder Scott Company Petroleum Engineers, independent petroleum engineers, in accordance with guidelines established by the Securities and Exchange Commission (SEC). Reserve estimates are based on economic and operating conditions existing at December 31 of each year presented.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. All of the Company's reserves are located in the continental or offshore United States.

                                       Gas in Million Cubic Feet     Oil in Thousands of Barrels
                                      ----------------------------  ------------------------------
                                        1996      1995      1994      1996       1995       1994
                                        ----      ----      ----      ----       ----       ----
Total proved reserves-
            Developed and
             undeveloped
             Beginning of year......   37,478    33,597    24,240      3,792      3,623     1,048
             Revisions of previous
               estimates............    1,289     1,083       140        410        241        38
             Improved recovery......       27       205         -        165        255       112
             Extensions and
               discoveries..........   13,675     7,459     4,587        242        301       617
             Purchases of
               reserves.............   21,107       396     9,152      2,457          5     2,312
             Production.............   (9,198)   (5,262)   (4,522)      (853)      (633)     (504)
             Sales of
               properties...........     (284)        -         -         (6)         -         -
                                       ------    ------    ------      -----      -----     -----
             End of year............   64,094    37,478    33,597      6,207      3,792     3,623
                                       ======    ======    ======      =====      =====     =====
Proved developed reserves-
             Beginning of year......   36,986    31,967    24,140      3,685      3,099     1,004
             End of year............   62,086    36,986    31,967      6,006      3,685     3,099

     FUTURE NET CASH FLOWS (Unaudited)--Future revenues are based on year end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

                  DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES
                  RELATING TO PROVED RESERVES AT DECEMBER 31,

                                            1996         1995        1994
                                            ----         ----        ----
                                                (In thousands)
   Cash inflows........................   $380,765    $141,429    $122,228
   Production and development costs....   (115,224)    (53,413)    (45,122)
   Income tax expense..................    (70,692)    (15,822)    (12,864)
                                          --------    --------    --------
   Net cash flows......................    194,849      72,194      64,242
   10% annual discount rate............    (65,629)    (21,436)    (21,520)
                                          --------    --------    --------
   Discounted future net cash
    flows..............................   $129,220    $ 50,758    $ 42,722
                                          ========    ========    ========

The following are the principal sources of change in the discounted future net cash flows:

                                  For the Year Ended December 31,
                                 --------------------------------
                                    1996       1995        1994
                                    ----       ----        ----
                                          (In thousands)

Sales, net of production costs   $(27,915)   $(12,879)   $(11,204)
Net change in prices and
 production costs.............     42,155       1,512      (2,163)
Extensions, discoveries and
 improved recovery, net of
 related costs................     33,267      10,544       5,692
Change in future development
 costs........................      1,112       1,026         (22)
Revision of quantities........      6,205       2,969         461
Accretion of discount.........      6,120       5,133       3,858
Change in income taxes........    (32,920)     (1,837)     (2,139)
Purchases of reserves in place     57,672         409      18,458
Sales of properties...........       (238)          -           -
Change in production rates
 and other....................     (6,996)      1,159      (2,329)
                                 --------    --------    --------
                                 $ 78,462    $  8,036    $ 10,612
                                 ========    ========    ========

     IMPACT OF PRICING (Unaudited)--The estimates of cash flows and reserve quantities shown above are based on year end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Fluctuations are largely due to the seasonal pricing nature of natural gas, supply perceptions for natural gas and significant worldwide volatility in oil prices.

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

                          KEY PRODUCTION COMPANY, INC.

                UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                                        First   Second    Third   Fourth    Total
                                        ------  -------  -------  -------  -------
                                          (In thousands, except per share data)
1996
Revenues............................... $5,881  $10,209   $9,788  $12,008  $37,886
Expenses, net..........................  4,967    8,303    7,617    9,019   29,906
                                        ------  -------   ------  -------  -------
Net income............................. $  914  $ 1,906   $2,171  $ 2,989  $ 7,980
                                        ======  =======   ======  =======  =======
Net income per common and
 common equivalent share*.............. $  .10  $   .16   $  .18  $   .24  $   .69
                                        ======  =======   ======  =======  =======

1995
Revenues............................... $4,738  $ 4,688   $4,782  $ 5,089  $19,297
Expenses, net..........................  4,107    3,903    4,005    4,228   16,243
                                        ------  -------   ------  -------  -------
Net income............................. $  631  $   785   $  777  $   861  $ 3,054
                                        ======  =======   ======  =======  =======
Net income per common and
 common equivalent share............... $  .07  $   .08   $  .08  $   .09  $   .32
                                        ======  =======   ======  =======  =======


* The sum of the individual quarters' net income per share may not agree with year-to-date net income as each period's computation is based on the weighted average number of shares outstanding during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the caption "Information About Nominees for Election as Directors" in the Company's proxy statement relating to the Company's 1997 annual meeting of stockholders (Proxy Statement) is incorporated herein by reference. Certain information with regard to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth under the captions "Summary Compensation Table," "Aggregated Option Exercises In The Last Fiscal Year and Fiscal Year End Option Values," "Director Compensation," and "Employment Agreements" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   The following financial statements are included in Item 8 to this
          10-K.

            Statement of income for each of the three years in the period ended December 31, 1996.

            Statement of cash flows for each of the three years in the period ended December 31, 1996.

            Balance sheet as of December 31, 1996 and 1995.

            Statement of changes in stockholders' equity for each of the three years in the period ended December 31, 1996.

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

  + 10.7 --      Key Production Company, Inc.1992 Stock Option Plan
                 (incorporated by reference to Exhibit 10.7 to the Registrant's
                 Form 10-K for the fiscal year ended December 31, 1992, file no.
                 0-17162).

  + 10.8 --      Key Production Company, Inc.Stock Option Plan for Non-Employee
                 Directors, (incorporated by reference to Exhibit 10.8 to the
                 Registrant's Form 10-K for the fiscal year ended December 31,
                 1992, file no. 0-17162).

  + 10.9 --      Stock Option Agreement between the Registrant and Francis H.
                 Merelli, dated September 1, 1992 (incorporated by reference to
                 Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

EXHIBIT NO.          DESCRIPTION
-----------          -----------
+ 10.10 --    Key Production Company, Inc. 401(k) Plan (incorporated by
              reference to Exhibit 10.10 to the Registrant's Form 10-K for the
              fiscal year ended December 31, 1992, file no. 9-17162).

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

+ 10.18 --    Key Production Company, Inc. Income Continuance Plan, dated effective June 1, 1994.

* 10.19 --    First Amendment to Credit Agreement between Key Production
              Company, Inc. and NationsBank of Texas, N.A., dated January 1,
              1997.

* 24.1  --    Consent of Arthur Andersen LLP dated February 26, 1997.

* 27.1  --    Financial Data Schedule for Commercial and Industrial Companies
              per Article 5 of Regulation S-X for the year ended December 31,
              1996.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KEY PRODUCTION COMPANY, INC.

                              By:   /s/ F. H. Merelli
                                 ----------------------------
                                 F. H. Merelli
Date: ______________             Chairman, President and Chief
                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                Date
           ---------                     -----                ----

       /s/ F. H. Merelli
   -----------------------------    Director, Chairman,
           F. H. Merelli            President and Chief
                                    Executive Officer
                                    (Principal Executive
                                    Officer)              ______________

       /s/ Monroe W. Robertson
   -----------------------------    Senior Vice President
           Monroe W. Robertson      and Secretary
                                    (Principal Financial
                                    Officer)              ______________


       /s/ Cathy L. Anderson
   -----------------------------    Controller
           Cathy L. Anderson        (Principal Accounting
                                    Officer)              ______________



       /s/ Cortlandt S. Dietler
   -----------------------------    Director
           Cortlandt S. Dietler                           ______________



     /s/ L. Paul Teague
  -----------------------------     Director              ______________
         L. Paul Teague

                                       41