Form 10-Q
period 1997-03-31
KEY PRODUCTION CO INC
filed 1997-05-13
CIK 837290

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number     0-17162
                       ---------------


                          KEY PRODUCTION COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      84-1089744
-----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


One Norwest Center, 20th Floor
1700 Lincoln Street, Denver, Colorado                               80203-4520
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code  (303) 837-0779
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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of March 31, 1997, is 11,457,761.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          KEY PRODUCTION COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                       For the Three Months
                                                         Ended March 31,
                                                      ----------------------
(In thousands, except per share data)                    1997        1996
                                                      -----------  ---------
REVENUES:
  Oil and gas production revenues                        $11,039     $5,881
  Other revenues                                              71          -
                                                         -------     ------
                                                          11,110      5,881
                                                         -------     ------
OPERATING EXPENSES:
  Depreciation, depletion and amortization                 3,154      2,326
  Operating costs                                          2,753      1,583
  Administrative, selling and other                          409        391
  Financing costs:
    Interest costs                                           189        111
    Interest income                                          (24)        (5)
                                                         -------     ------
                                                           6,481      4,406
                                                         -------     ------
INCOME BEFORE INCOME TAXES                                 4,629      1,475
PROVISION FOR INCOME TAXES                                 1,759        561
                                                         -------     ------
NET INCOME                                               $ 2,870     $  914
                                                         =======     ======
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:          $.24       $.10
                                                         =======     ======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                       12,179      9,459
                                                         =======     ======

              The accompanying notes to financial statements are
                      an integral part of this statement

                          KEY PRODUCTION COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                       For the Three Months
                                                                         Ended March 31,
                                                                      ----------------------
(In thousands)                                                           1997        1996
                                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 2,870     $   914
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation, depletion and amortization                           3,154       2,326
       Deferred income taxes                                              1,574         502

   Changes in operating assets and liabilities:
       (Increase)decrease in receivables                                  2,798        (609)
       Decrease in prepaid expenses and
          other                                                             243         146
       Increase(decrease)in accounts payable and
          accrued expenses                                                1,075        (688)
       Decrease in long-term property liabilities and
        other                                                              (235)         (4)
                                                                        -------     -------
          Net cash provided by operating activities                      11,479       2,587
                                                                        -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Oil and gas exploration and development expenditures                  (5,739)     (3,933)
   Acquisition of oil and gas properties                                   (404)       (181)
   Cash received in connection with acquisition                               -       1,686
   Proceeds from sale of oil and gas properties                              44           -
   Other capital expenditures                                               (66)        (24)
                                                                        -------     -------
          Net cash used by investing activities                          (6,165)     (2,452)
                                                                        -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                                   1,000       1,600
   Payments on long-term debt                                            (4,500)          -
   Payments to acquire treasury stock                                        (1)          -
                                                                        -------     -------
          Net cash provided (used) by financing activities               (3,501)      1,600
                                                                        -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,813       1,735
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            1,581         591
                                                                        -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 3,394     $ 2,326
                                                                        =======     =======

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET

                                                     March 31,   December 31,
(In thousands)                                         1997          1996
                                                    -----------  -------------
                                                    (Unaudited)
                   ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                      $  3,394       $  1,581
       Receivables                                       5,825          8,623
       Prepaid expenses and other                          631            874
                                                      --------       --------
                                                         9,850         11,078
                                                      --------       --------
OIL AND GAS PROPERTIES, ON THE BASIS OF FULL
   COST ACCOUNTING:
       Proved properties                               108,046        102,487
       Unproved properties and properties under
          development, not being amortized              11,235         10,685
                                                      --------       --------
                                                       119,281        113,172
       Less - accumulated depreciation,
          depletion and amortization                   (32,052)       (28,941)
                                                      --------       --------
                                                        87,229         84,231
                                                      --------       --------
OTHER ASSETS, NET
                                                           654            631
                                                      --------       --------
                                                      $ 97,733       $ 95,940
                                                      ========       ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                               $  5,491       $  4,405
       Accrued exploration and development                 862            852
       Accrued lease operating expense and other           715            761
                                                      --------       --------
                                                         7,068          6,018
                                                      --------       --------
LONG-TERM DEBT                                          19,000         22,500
                                                      --------       --------
NONCURRENT LIABILITIES
       Deferred income taxes                            11,503          9,929
       Long-term property liabilities and other          1,989          2,224
                                                      --------       --------
                                                        13,492         12,153
                                                      --------       --------
STOCKHOLDERS' EQUITY:
   Common stock, $.25 par value, 50,000,000
       shares authorized, 11,713,584
       shares issued                                     2,928          2,928
   Paid-in capital                                      37,250         37,245
   Retained earnings                                    20,339         17,469
   Treasury stock at cost, 255,823 and
       259,093 shares, respectively                     (2,344)        (2,373)
                                                      --------       --------
                                                        58,173         55,269
                                                      --------       --------
                                                      $ 97,733       $ 95,940
                                                      ========       ========

               The accompanying note to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                         TOTAL
                                                                        STOCK-
                               COMMON   PAID-IN   RETAINED  TREASURY   HOLDERS'
                                STOCK   CAPITAL   EARNINGS    STOCK     EQUITY
                               -------  --------  --------  ---------  ---------
                                    (In thousands, except per share data)

BALANCE, DECEMBER 31, 1996      $2,928   $37,245   $17,469   $(2,373)   $55,269
  Net income                         -         -     2,870         -      2,870
  Treasury stock issued              -         5         -        30         35
   Treasury stock purchased          -         -         -        (1)        (1)
                                ------   -------   -------   -------    -------
BALANCE, MARCH 31, 1997         $2,928   $37,250   $20,339   $(2,344)   $58,173
                                ======   =======   =======   =======    =======

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

BASIS OF PRESENTATION

     Key consummated the acquisition of Brock Exploration Corporation (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The accompanying financial statements include the accounts of Key for 1997 and 1996 and the accounts of Brock for the periods subsequent to the acquisition.

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

INCOME TAXES

     Income tax expense consisted of the following:

                                     Three Months Ended March 31,
                                     ----------------------------
                                        1997              1996
                                     ----------       -----------
Current Taxes:
 Federal                                 $    -           $   -
 State                                      185              59

Deferred Taxes:                           1,574             502
                                         ------           -----

                                         $1,759           $ 561
                                         ======           =====

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

     The Company will adopt Financial Accounting Standards No. 128, "Earnings per Share," on December 15, 1997. The new standard replaces "primary earnings per share" with "basic earnings per share" and redefines "diluted earnings per share." On a pro forma basis, the Company would report the following per share results for the first quarters of 1997 and 1996.

                                                  For the Three Months
                                                     Ended March 31,
                                                 ----------------------
                                                   1997          1996
                                                ----------     --------
     Basic earnings per common share            $      .25     $    .10
     Diluted earnings per common share          $      .24     $    .10

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.5 percent rates of interest at March 31, 1997 and December 31, 1996, with cost approximating market.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                            For the Three Months
                                              Ended March 31,
                                            --------------------
                                               1997       1996
                                            ---------  ---------
(In thousands)

Cash paid during the period for:
  Interest (net of amounts capitalized)         $ 368      $ 102
  Income taxes (net of refunds received)        $   6      $  12

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     In connection with the Brock acquisition, the Company received cash and cash equivalents totaling $2,098,000. In addition to the cash impact, the acquisition had the following non-cash impact on the Company's March 31, 1997 balance sheet:

                                 Amount
                             --------------
                             (in thousands)

  Current assets                   $ 1,383
  Oil and gas properties            21,346
                                   -------
                                   $22,729
                                   =======

  Current liabilities              $ 1,099
  Long-term debt                     7,950

 Non-current liabilities            1,909
  Stockholder's equity              13,869
                                   -------
                                   $24,827
                                   =======


PRO FORMA FINANCIAL INFORMATION

     Key consummated the acquisition of Brock Exploration Corporation (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held.


     The following unaudited pro forma information was prepared as if the acquisition occurred on January 1, 1996. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future operations.


                          Three Months Ended
                            March 31, 1996
                          ------------------
               (In thousands, except per share data)

     Revenues                 $8,386
     Net income               $1,453
     Net income per share     $  .12

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key's 1997 first quarter net income was $2.9 million, or three times the $.9 million reported for the same period of 1996. On a per share basis, net income rose 140 percent to $.24 per share. Earnings for the first quarters of 1997 and 1996 are based on revenues of $11.1 million and $5.9 million, respectively.

RESULTS OF OPERATIONS

                                      For the Three Months
                                        Ended March 31,
                                      --------------------
                                         1997       1996
                                      ---------   --------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume - Mcf per day                 28,367    17,039
Gas Price - Per Mcf                     $  2.66   $  2.07
Oil Volume - Barrels per day              2,229     1,634
Oil Price - Per barrel                  $ 20.41   $ 17.29
Full Cost Amortization Rate                28.2%     38.9%

     Oil and gas revenues increased by 88 percent between 1997 and 1996 as a result of increases in production and prices. Key's oil and gas revenues were $11.0 million for the first quarter of 1997, compared to $5.9 million for the same period of 1996. Results for 1997 include the full impact of the Brock acquisition and the continued success of the Company's drilling program.

     Gas sales more than doubled to reach $6.8 million for 1997. Most of this increase can be attributed to increased gas production from the Brock acquisition. Average daily gas volumes climbed from 17,039 Mcf per day in 1996 to 28,367 Mcf per day in 1997, adding approximately $2.1 million of sales value. Key's average gas price increased by $.59 per Mcf and contributed another $1.5 million to gas sales.

     Oil sales for 1997 are up 59 percent over 1996 first quarter results. Increases to oil production and prices combined for a $1.5 million increase to oil sales. Average daily production rose 35 percent to 2,229 barrels per day in 1997, elevating oil sales by $.9 million. The Company's average oil price increased from $17.29 per barrel in 1996 to $20.41 per barrel in 1997 for an additional $.6 million lift to oil sales.

     Product sales from gas processing plants increased 63 percent between the first quarters of 1997 and 1996, but did not contribute a significant amount to oil and gas revenues. In the first quarter of 1997, Key's oil and gas revenues are derived from the following product mix: 37 percent oil, 62 percent gas and 1 percent plant products. This compares to the following components for 1996:
44 percent oil, 55 percent gas and 1 percent plant products.

     Other revenues were $71,000 for the first quarter of 1997. Key acquired a pipeline in the first quarter of 1996 as part of the Brock acquisition. The majority of other revenues for 1997 was derived from this pipeline.

     Depreciation, depletion and amortization (DD&A) expense increased 36 percent between the first quarters of 1997 and 1996. The DD&A increase was a direct result of Key's increased oil and gas sales. However, due to a decline in the 1997 DD&A rate, the increase was not as pronounced as the sales increase. Key's depletion rate as a percentage of oil and gas sales dropped from 38.9 percent in 1996 to 28.2 percent in 1997. Improved oil and gas prices were the major contributing factors for improved DD&A rates in 1997. Also included in DD&A expense for the two quarters is a relatively immaterial amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     Consistent with oil and gas revenue increases, quarterly operating expenses increased 74 percent to $2.8 million. Expense increases are a result of the Brock acquisition in 1996 and the resulting larger property base. On a unit of production basis, expenses increased from $.65 per EMcf in 1996 to $.73 per EMcf in 1997. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf" One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     General, administrative and other costs increased just 5 percent between 1996 and 1997. In units of production, this small variance equates to a $.05 per EMcf, or 32 percent decrease. Due to certain economies of scale and full cost accounting rules which provide for the capitalization of direct overhead related to exploration and development activities, the Company was able to maintain levels of administrative expense while managing a larger asset base.

     Interest expense before capitalization for the first quarters of 1997 and 1996 was $360,000 and 268,000, respectively. Key capitalizes interest on borrowings associated with the undeveloped leasehold acquired in the second quarter of 1994. These amounts were $171,000 and $157,000 for the same periods of 1997 and 1996, respectively.


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

     Cash from operating activities reached $11.5 million for the first quarter of 1997, more than four times the $2.6 million reported for the same quarter of 1996. The Brock acquisition and resulting increases to net income, DD&A expense and deferred taxes added $3.9 million. The balance of the increase stems from a decrease in revenue receivables and an increase in accounts payable.

     Cash expenditures for exploration and development reached $5.7 million for the first quarter of 1997. This is a 46 percent increase over the $3.9 million expended in the first quarter of 1996.

     On March 28, 1996, Key consummated a merger with Brock Exploration Corporation. In this non-cash transaction, Brock became a wholly-owned subsidiary of Key. Key's consolidated balance sheet includes the assets and liabilities, as well as the adjustments required to record the acquisition under purchase accounting rules.

The Company retired a net $3.5 million of long-term bank debt in the first quarter of 1997 using cash from operating activities. In the first quarter of 1996, the Company borrowed $1.6 million against its credit facility to finance exploration and drilling activities in excess of cash generated by operating activities.

     The Company's ratio of current assets to current liabilities was 1.4 to 1 at March 31, 1997, compared to 1.8 to 1 at December 31, 1996.

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

     The Company expects to continue to expand its drilling program for the remainder of 1997. As of the end of the first quarter, drilling expenditures were significantly ahead of last year at this time. The Mid-Continent and California regions will be the areas with the greatest increase relative to last year. A California regional office will be opened during the second quarter of 1997. During 1997, Key's Gulf Coast exploration effort is expected to focus on the salt dome basins of Louisiana and central Mississippi. The Company acquired non-producing acreage in this area during the second quarter of 1997 and intends to use 3-D seismic technology to enhance its exploration efforts there.

     As discussed previously, first quarter product prices were very strong averaging $2.66 per Mcf for gas and $20.41 per barrel for oil. The Company expects product prices for the second quarter of 1997 to be lower than those received in the first quarter. This price decline will negatively impact the revenue the Company reports in the second quarter of 1997.

     Increased production from new drilling will mitigate the impact on reported revenue. However, lower production rates from existing properties due to normal depletion combined with the effect of lower prices may more than offset the effect of new production from drilling.

     The Company continues to review merger and acquisition opportunities when they become known. Potential acquisitions or mergers with the economic and strategic attributes necessary to facilitate the profitable growth of the Company will be actively pursued.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for the remainder of 1997 with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

     None.

ITEM 5.  OTHER INFORMATION
--------------------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits:

          27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of the Regulation S-X for the quarter ended March 31, 1997.

     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1997


                                    KEY PRODUCTION COMPANY, INC.



                                    /s/ Monroe W. Robertson
                                    ----------------------------
                                    Monroe W. Robertson
                                    Senior Vice President and Secretary
                                    (Principal Financial Officer)



                                    /s/ Cathy L. Anderson
                                    ----------------------------
                                    Cathy L. Anderson
                                    Controller
                                    (Principal Accounting Officer)