Form 10-Q
period 1997-06-30
KEY PRODUCTION CO INC
filed 1997-08-11
CIK 837290

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                      OR


[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number     0-17162
                       ---------------


                         KEY PRODUCTION COMPANY, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      84-1089744
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


Suite 3300
707 Seventeenth Street, Denver, Colorado                            80202-3404
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone Number, Including Area Code  (303) 295-3995
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


YES    X       NO______
    ------

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of June 30, 1997, is 11,477,497.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         KEY PRODUCTION COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                               For the Quarter                  For the Six Months
                                                Ended June 30,                    Ended June 30,
                                              ---------------------         -----------------------
(In thousands, except per share data)          1997          1996              1997          1996
                                             --------     ---------         ---------     ---------
REVENUES:
  Oil and gas production revenues            $  9,421     $  10,127         $  20,460     $  16,008
  Other revenues                                   95            82               166            82
                                             --------     ---------         ---------     ---------
                                                9,516        10,209            20,626        16,090
                                             --------     ---------         ---------     ---------

OPERATING EXPENSES:
  Depreciation, depletion and
    amortization                                2,884         3,633             6,038         5,959
  Operating costs                               2,529         2,634             5,282         4,217
  Administrative, selling and other               695           672             1,104         1,063
  Financing costs:
    Interest expense                              132           215               321           326
    Interest income                               (19)          (19)              (43)          (24)
                                             --------     ---------         ---------     ---------

                                                6,221         7,135            12,702        11,541
                                             --------     ---------         ---------     ---------

INCOME BEFORE INCOME TAXES                      3,295         3,074             7,924         4,549

PROVISION FOR INCOME TAXES                      1,252         1,168             3,011         1,729
                                             --------     ---------         ---------     ---------
NET INCOME                                   $  2,043     $   1,906         $   4,913     $   2,820
                                             ========     =========         =========     =========
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                           $    .17     $     .16         $     .40     $     .26
                                             ========     =========         =========     =========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                 12,138        12,265            12,159        10,858
                                             ========     =========         =========     =========

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                               For the Six Months
                                                                 Ended June 30,
                                                               ---------------------
(In thousands)                                                   1997        1996
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   4,913   $   2,820
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                     6,038       5,959
      Deferred income taxes                                        2,694       1,547

  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                             2,617      (1,337)
    Increase in prepaid expenses and other                          (497)       (323)
    Increase (decrease) in accounts payable and
      accrued expenses                                             2,602        (297)
    Decrease in long-term property liabilities and
      other                                                         (283)          -
                                                               ---------   ---------
      Net cash provided by operating activities                   18,084       8,369
                                                               ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas exploration and development
    expenditures                                                 (13,430)     (7,791)
  Acquisition of oil and gas properties                           (3,827)       (429)
  Cash received in connection with acquisition,
    net of cash purchase adjustments                                   -       2,433
  Proceeds from sale of oil and gas properties                       318          23
  Other capital expenditures                                        (449)       (136)
                                                               ---------   ---------
      Net cash used by investing activities                      (17,388)     (5,900)
                                                               ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                             6,000      10,104
  Payments on long-term debt                                      (4,500)    (11,500)
  Proceeds from issuance of common stock                              50          10
  Payments to acquire treasury stock                                (408)          -
                                                               ---------   ---------
      Net cash provided (used) by financing activities
        activities                                                 1,142      (1,386)
                                                               ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,838       1,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,581         591
                                                               ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   3,419   $   1,674
                                                               =========   =========

              The accompanying notes to financial statements are
                      an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       June 30,       December 31,
     (In thousands)                                      1997            1996
                                                      ------------    -------------
                                                       (Unaudited)
                                   ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                      $      3,419    $       1,581
       Receivables                                           6,006            8,623
       Prepaid expenses and other                            1,371              874
                                                      ------------    -------------
                                                            10,796           11,078
                                                      ------------    -------------
     OIL AND GAS PROPERTIES, ON THE BASIS OF FULL
       COST ACCOUNTING:
       Proved properties                                   114,662          102,487
       Unproved properties and properties under
         development, not being amortized                   16,037           10,685
                                                      ------------    -------------
                                                           130,699          113,172
       Less - accumulated depreciation,
         depletion and amortization                        (34,881)         (28,941)
                                                      ------------    -------------
                                                            95,818           84,231
                                                      ------------    -------------

     OTHER ASSETS, NET                                       1,103              631
                                                      ------------    -------------
                                                      $    107,717    $      95,940
                                                      ============    =============
           LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                               $      6,873    $       4,405
       Accrued exploration and development                   1,440              852
       Accrued lease operating expense and other               778              761
                                                      ------------    -------------
                                                             9,091            6,018
                                                      ------------    -------------
     LONG-TERM DEBT                                         24,000           22,500
                                                      ------------    -------------
     NONCURRENT LIABILITIES
       Deferred income taxes                                12,623            9,929
       Long-term property liabilities and other              2,062            2,224
                                                      ------------    -------------
                                                            14,685           12,153
                                                      ------------    -------------
     STOCKHOLDERS' EQUITY:
       Common stock, $.25 par value, 50,000,000
         shares authorized, 11,771,690 and
         11,713,584 shares issued, respectively              2,943            2,928
       Paid-in capital                                      37,346           37,245
       Retained earnings                                    22,382           17,469
       Treasury stock at cost, 294,193 and
         259,093 shares, respectively                       (2,730)          (2,373)
                                                      ------------    -------------
                                                            59,941           55,269
                                                      ------------    -------------
                                                      $    107,717    $      95,940
                                                      ============    =============

              The accompanying notes to financial statements are
                      an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                     TOTAL
                                                                                     STOCK-
                              COMMON       PAID-IN      RETAINED      TREASURY      HOLDERS'
                               STOCK       CAPITAL      EARNINGS      STOCK         EQUITY
                             ---------     ---------    ---------     ---------     ---------
                                          (In thousands, except per share data)

BALANCE, DECEMBER 31, 1996   $   2,928     $  37,245    $  17,469     $  (2,373)    $  55,269
  Net income                         -             -        4,913             -         4,913
  Common stock issued               15            94            -             -           109
  Treasury stock issued              -             7            -            51            58
  Treasury stock purchased           -             -            -          (408)         (408)
                             ---------     ---------    ---------     ----------    ---------

BALANCE, JUNE 30, 1997       $   2,943     $  37,346    $  22,382     $  (2,730)    $  59,941
                             =========     =========    =========     =========     =========

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

BASIS OF PRESENTATION

    Key consummated the acquisition of Brock Exploration Corporation (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The accompanying financial statements include the accounts of Key for 1997 and 1996 and the accounts of Brock for periods subsequent to the acquisition.

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

INCOME TAXES

     Income tax expense consisted of the following:

                                        Six Months Ended June 30,
                                        -------------------------
                                            1997          1996
                                        -----------    ----------

     Current Taxes:
          Federal                       $         -    $        -
          State                                 317           182

     Deferred Taxes:                          2,694         1,547
                                        -----------    ----------

                                        $     3,011    $    1,729
                                        ===========    ==========

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

     The Company will adopt Financial Accounting Standards No. 128, "Earnings per Share," on December 15, 1997. The new standard replaces "primary earnings per share" with "basic earnings per share" and redefines "diluted earnings per share." On a pro forma basis, the Company would report the following per share results.

                         For the Three Months      For the Six Months
                            Ended June 30,           Ended June 30,

                         --------------------     --------------------
                            1997       1996          1997      1996
                         ---------    -------     --------   ---------

  Basic earnings per
    common share         $     .18    $   .16     $    .43   $     .26
  Diluted earnings per
    common share         $     .17    $   .16     $    .40   $     .26

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.6 percent and 5.5 percent rates of interest at June 30, 1997 and December 31, 1996, respectively, with cost approximating market.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                           For the Six Months
                                              Ended June 30,
                                           ------------------
                                             1997      1996
                                           -------    -------
(In thousands)
Cash paid during the period for:
   Interest (net of amounts capitalized)   $   601    $   295
   Income taxes (net of refunds received)  $   106    $   156

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     In connection with the Brock acquisition, the Company received cash and cash equivalents totaling $2,098,000. In addition to the cash impact, the acquisition had the following non-cash impact on the Company's December 31, 1996 balance sheet:

                                                            Amount
                                                            ------
                                                        (in thousands)
                    Current assets                       $     1,383
                    Oil and gas properties                    21,346
                                                             -------
                                                         $    22,729
                                                             =======
                    Current liabilities                  $     1,099
                    Long-term debt                             7,950

                    Non-current liabilities                    1,909
                    Stockholders' equity                      13,869
                                                             -------
                                                         $    24,827
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

     The following unaudited pro forma information was prepared as if the Brock acquisition occurred on January 1, 1996. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future operations.

                                                    Six Months Ended
                                                      June 30, 1996
                                                     ----------------
                                                   (In thousands, except
                                                       per share data)
               Revenues                                   $18,595
               Net income                                 $ 3,361
               Net income per share                       $   .28

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting second quarter 1997 net income of $2.0 million. This represents a 7 percent increase over the $1.9 million reported for the same quarter of 1996. Net income per share of $.17 per share is up 6 percent from the $.16 per share reported a year ago. Second quarter results for 1997 and 1996 are based on revenues of $9.5 million and $10.2 million, respectively.

     On a year to date basis, Key is reporting a 74 percent increase in net income, and a 54 percent increase in net income per share. Net income for the six month periods was $4.9 million and $2.8 million for 1997 and 1996, respectively.

RESULTS OF OPERATIONS

                                          For the Quarter              For the Six Months
                                            Ended June 30,               Ended  June 30,
                                         -------------------           -------------------
                                          1997         1996              1997        1996
                                         ------       ------           -------     -------
Selected Oil and Gas
Operating Statistics
--------------------
Gas Volume - Mcf per day                  29,550        30,152          28,962      23,596
Gas Price - Per Mcf                      $  2.00       $  1.91         $  2.32     $  1.97
Oil Volume - Barrels per day               2,366         2,651           2,298       2,143
Oil Price - Per barrel                   $ 17.65       $ 19.81         $ 18.98     $ 18.85
Full Cost Amortization Rate                 30.0%         35.5%           29.0%       36.7%

     Oil and gas revenues for the second quarter of 1997 were down 7 percent from the previous year.The slight decline is the result of lower oil sales. Oil and gas revenues for the six month periods increased by 28 percent between 1997 and 1996. The year to date increase is due to the acquisition of Brock at the end of the first quarter in 1996 as well as production from new drilling.

     Oil sales for the current quarter of $3.8 million reflect a 20 percent decrease from the $4.8 million reported for the same quarter a year ago. Decreases to oil production and price declines both contributed to the drop in oil revenues. Daily oil production went from 2,651 barrels per day in 1996 to 2,366 per day in 1997. Key's average daily price slipped from $19.81 per barrel in 1996 to $17.65 per barrel in 1997.

     Oil sales for the first six months of 1997 are 7 percent ahead of 1996 six month results. Most of the increase, $.5 million, is due to an increase in oil production. Daily production increased from 2,143 barrels per day in 1996 to 2,298 barrels per day in 1997. Average oil prices for the six month periods increased slightly from $18.85 per barrel in 1996 to $18.98 per barrel in 1997.

     Gas sales for the second quarter of 1997 increased to $5.4 million. A 5 percent increase to Key's average gas price more than offset a 2 percent decrease in gas production. Key's average price for the second quarter climbed from $1.91 per Mcf in 1996 to $2.00 per Mcf in 1997. Average daily production fell from 30,152 Mcf per day in 1996 to 29,550 Mcf per day in 1997.

     Gas sales for the six month period increased by 44 percent between 1996 and 1997. Daily production increased from 23,596 Mcf per day in 1996 to 28,962 Mcf per day in 1997. Production increases contributed approximately $1.9 million to gas sales. Key's average price increased from $1.97 per Mcf in 1996 to $2.32 per Mcf in 1997, for an additional $1.8 million in sales.

     Product sales from gas processing plants for the second quarter and first six months increased 110 percent and 87 percent, respectively, but did not contribute a significant amount to oil and gas revenues. Key's second quarter oil and gas revenues are derived from the following product mix: 40 percent oil, 57 percent gas and 3 percent plant products. This compares to the following mix for 1996: 47 percent oil, 52 percent gas and 1 percent plant products.

    Other revenue for the second quarters and first six months of 1997 and 1996 is primarily income derived from a pipeline acquired in the 1996 Brock acquisition.

     Depreciation, depletion and amortization (DD&A) expense decreased 21 percent between the second quarters of 1997 and 1996. Most of the decrease is based on a reduction in the DD&A rate, and to a smaller extent a decrease in oil and gas sales. The quarterly depletion rate as a percentage of oil and gas sales went from 35.5 percent in 1996 to 30.0 percent in 1997 .

     DD&A expense for the six months increased by 1 percent between 1997 and 1996. The expense increase is the result of a 28 percent increase to oil and gas sales which was offset by a decrease in the DD&A rate. The six month depletion rate as a percentage of oil and gas sales dropped from 36.7 percent in 1996 to
29.0 percent in 1997. Improved product prices and increased reserves were the catalyst for improved DD&A rates in 1997. Also included in DD&A expense is a relatively immaterial amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     Quarterly operating expenses decreased by 4 percent between 1997 and 1996. On a unit of production basis, second quarter expenses increased from $.63 per EMcf in 1996 to $.64 per EMcf in 1997. Consistent with oil and gas revenue increases, year to date operating expenses increased by 25 percent between 1996 and 1997. Expenses compared on a unit of production basis increased by 7 percent, or $.05 per EMcf. Operating expenses for the first six months of 1997 are $.68 per EMcf. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     General, administrative and other costs increased 3 percent between the second quarters of 1996 and 1997, and increased 4 percent between the first six months of 1997 and 1996. Due to certain economies of scale and full cost accounting rules which provide for the capitalization of direct overhead related to exploration and development activities, the Company was able to maintain levels of administrative expense while managing a larger asset base. General, administrative and other costs declined on a units of production basis from $.16 per EMcf for the first six months of 1996 to $.14 per EMcf for the first six months of 1997.

     Interest expense before capitalization for the first six months of 1997 and 1996 was $734,000 and $646,000, respectively. Key capitalizes interest on borrowings associated with undeveloped leasehold. The amounts capitalized for the same periods were $413,000 and $320,000, respectively.

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

     Cash from operating activities reached $18.1 million for the first six months of 1997, more than twice the $8.4 million reported for the same period 1996. Increases to net income, deferred taxes and DD&A added $3.3 million. The remaining $6.4 million increase stems primarily from a decrease in revenue receivables and an increase in accounts payable balances.

     Cash expenditures for exploration and development reached $13.4 million for the first six months of 1997. This is a 72 percent increase over the $7.8 million expended in the first six months of 1996. For the six months of 1997, exploration and development expenditures amounted to 74 percent of cash from operating activities.

     Cash expended for the acquisition of oil and gas properties includes the acquisition of non-producing acreage over 11 salt domes in west central Mississippi.

     Since year end 1996, long-term debt increased from $22.5 million to $24.0 million The Company borrowed a net $1.5 million against its credit facility to finance the acquisition of undeveloped acreage in excess of cash generated by operating activities. In the first six months of 1996, long-term debt increased from $14.6 million to $21.2 million. Key drew on its own credit facility to retire Brock debt and obtain more favorable financing terms.

     The Company's ratio of current assets to current liabilities was 1.2 to 1 at June 30, 1997, a decrease from the 1.8 to 1 ratio calculated at December 31, 1996.

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

     Exploration expenditures for the first half of 1997 exceeded $17 million, more than double the amount spent in the first half of 1996. The Mid-Continent region continues to be the region with the most activity in terms of the number of wells drilled. Also, the number of company-operated drilling wells in the

Mid-Continent region increased significantly during the first half of the year. Exploration activity in this region is expected to continue to increase.

     Activities in the California region during the first half of 1997 have focused on getting several projects to the drilling stage. As a result, drilling activity in California is expected to increase significantly during the balance of 1997. Due to the timing of this drilling, any wells that are successfully completed probably would not significantly impact California gas production before the fourth quarter of 1997.

     Gulf Coast exploration efforts have been focused in the Mississippi Salt Basin and in Vermillion Parish, Louisiana. The Company is conducting 3-D seismic shoots in both of these areas. The 3-D seismic data is expected to yield several prospects, although drilling in these areas is not expected to commence until late 1997 or early 1998.

     As discussed previously, compared to the first half of 1996, oil prices were somewhat better and gas prices were significantly better in the first half of this year. Although the price of both products is relatively strong at the current time, it is impossible to predict future prices.

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

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
----------------------------------------------------------------

     On May 8, 1997 Company held its annual meeting of stockholders at which Francis H. Merelli, Cortlandt S. Dietler and L. Paul Teague were elected as directors.



     The following are the number of votes cast on the election of directors.

Directors:                                           For                                         Withhold Authority
----------                                           ---                                         ------------------
Francis H. Merelli                                9,108,650                                             458,142
Cortlandt S. Dietler                              9,107,510                                             459,282
L. Paul Teague                                    9,109,536                                             457,256

ITEM 5.  OTHER INFORMATION
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits:

          27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of the Regulation S-X for the quarter ended June 30, 1997.

     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 1997


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