Form 10-Q
period 1997-09-30
KEY PRODUCTION CO INC
filed 1997-11-12
CIK 837290

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


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


707 Seventeenth Street, Suite 3300
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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of September 30, 1997, was 11,481,878.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          KEY PRODUCTION COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                           For the Quarter      For the Nine Months
                                         Ended September 30,     Ended September 30,
                                         -------------------  ----------------------
(In thousands, except per share data)      1997      1996       1997        1996
                                         --------  --------   ---------  -----------
REVENUES:
  Oil and gas production revenues        $ 9,582   $ 9,584    $30,042     $  25,592
  Other revenues                              31       204        197           286
                                         -------   -------    -------     ---------
                                           9,613     9,788     30,239        25,878
                                         -------   -------    -------     ---------
OPERATING EXPENSES:
  Depreciation, depletion and
    amortization                           3,183     3,047      9,221         9,006
  Operating costs                          2,638     2,625      7,920         6,842
  Administrative, selling and other          454       461      1,558         1,524
  Financing costs:
    Interest expense                         141       168        462           494
    Interest income                          (29)      (14)       (72)          (38)
                                         -------   -------    -------     ---------
                                           6,387     6,287     19,089        17,828
                                         -------   -------    -------     ---------
INCOME BEFORE INCOME TAXES                 3,226     3,501     11,150         8,050
PROVISION FOR INCOME TAXES                 1,226     1,330      4,237         3,059
                                         -------   -------    -------     ---------
NET INCOME                               $ 2,000   $ 2,171    $ 6,913     $   4,991
                                         =======   =======    =======     =========
NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                     $   .16   $   .18    $   .57     $     .44
                                         =======   =======    =======     =========

WEIGHTED AVERAGE COMMON AND COMMON
      EQUIVALENT SHARES OUTSTANDING       12,282    12,353     12,200        11,360
                                         =======   =======    =======     =========

 The accompanying notes to financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            ---------------------
(In thousands)                                                                 1997       1996
                                                                            ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $  6,913   $  4,991
 Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                  9,221      9,006
      Deferred income taxes                                                     3,791      2,738

      Changes in operating assets and liabilities,
       net of the effect of businesses acquired:
        (Increase) decrease in receivables                                      1,422     (1,693)
        Increase in prepaid expenses and other                                   (153)      (180)
        Increase (decrease) in accounts payable
         and accrued expenses                                                   3,751       (136)
        Decrease in long-term property
         liabilities and other                                                   (347)      (139)
                                                                             --------   --------
      Net cash provided by operating activities                                24,598     14,587
                                                                             --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas exploration and development
  expenditures                                                                (23,448)   (12,795)
 Acquisition of oil and gas properties                                         (7,799)      (640)
 Cash received in connection with acquisition,
  net of purchase adjustments                                                       -      2,879
 Proceeds from sale of oil and gas properties                                     429        724
 Other capital expenditures                                                      (809)      (151)
                                                                             --------   --------
      Net cash used by investing activities                                   (31,627)    (9,983)
                                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings                                                          14,000     10,104
 Payments on long-term debt                                                    (4,500)   (14,154)
 Payments to acquire treasury stock                                              (410)        (2)
 Proceeds from issuance of common stock                                            50         24
                                                                             --------   --------
      Net cash provided (used) by financing
        activities                                                              9,140     (4,028)
                                                                             --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       2,111        576

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  1,581        591
                                                                             --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  3,692   $  1,167
                                                                             ========   ========

 The accompanying notes to financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET

                                                            September 30,   December 31,
(In thousands)                                                  1997           1996
                                                            --------------  -------------
                                                             (Unaudited)
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $  3,692       $  1,581
   Receivables                                                      7,201          8,623
   Prepaid expenses and other                                       1,027            874
                                                                 --------       --------
                                                                   11,920         11,078
                                                                 --------       --------
OIL AND GAS PROPERTIES, ON THE BASIS OF FULL
   COST ACCOUNTING:
   Proved properties                                              128,265        102,487
   Unproved properties and properties under
       development, not being amortized                            16,514         10,685
                                                                 --------       --------
                                                                  144,779        113,172
   Less - accumulated depreciation,
       depletion and amortization                                 (37,997)       (28,941)
                                                                 --------       --------
                                                                  106,782         84,231
                                                                 --------       --------

OTHER ASSETS, NET                                                   1,396            631
                                                                 --------       --------
                                                                 $120,098       $ 95,940
                                                                 ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $  7,771       $  4,405
   Accrued exploration and development                              1,641            852
   Accrued lease operating expense and other                          996            761
                                                                 --------       --------
                                                                   10,408          6,018
                                                                 --------       --------
LONG-TERM DEBT                                                     32,000         22,500
                                                                 --------       --------
DEFERRED CREDITS AND OTHER NONCURRENT
  LIABILITIES
   Deferred income taxes                                           13,720          9,929
   Long-term property liabilities and other                         1,998          2,224
                                                                 --------       --------
                                                                   15,718         12,153
                                                                 --------       --------
STOCKHOLDERS' EQUITY:
   Common stock, $.25 par value, 50,000,000
       shares authorized, 11,774,190 and
       11,713,584 shares issued, respectively                       2,944          2,928
   Paid-in capital                                                 37,359         37,245
   Retained earnings                                               24,382         17,469
   Treasury stock at cost, 292,312 and
       259,093 shares, respectively                                (2,713)        (2,373)
                                                                 --------       --------
                                                                   61,972         55,269
                                                                 --------       --------
                                                                 $120,098       $ 95,940
                                                                 ========       ========

 The accompanying notes to financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                         TOTAL
                                                                        STOCK-
                               COMMON   PAID-IN   RETAINED  TREASURY   HOLDERS'
                                STOCK   CAPITAL   EARNINGS    STOCK     EQUITY
                               -------  --------  --------  ---------  ---------
                                     (In thousands, except per share data)

BALANCE, DECEMBER 31, 1996      $2,928   $37,245   $17,469   $(2,373)   $55,269
  Net income                         -         -     6,913         -      6,913
  Common stock issued               16       103         -         -        119
  Treasury stock issued              -        11         -        70         81
  Treasury stock purchased           -         -         -      (410)      (410)
                                ------   -------   -------   -------    -------
BALANCE, SEPTEMBER 30, 1997     $2,944   $37,359   $24,382   $(2,713)   $61,972
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

INCOME TAXES

     Income tax expense consisted of the following:

                              Nine Months Ended September 30,
                              -------------------------------
                                   1997             1996
                              ---------------  --------------
      Current Taxes:
            Federal               $    -          $    -
            State                    446             321

      Deferred Taxes:              3,791           2,738
                                  ------          ------

                                  $4,237          $3,059
                                  ======          ======


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


                          For the Three Months  For the Nine Months
                          Ended September 30,   Ended September 30,
                          --------------------  -------------------
                             1997       1996      1997       1996
                          ----------  --------  --------  ---------

  Basic earnings per
     common share              $ .17     $ .19     $ .60    $ .46
  Diluted earnings per
     common share              $ .16     $ .18     $ .57    $ .44


STATEMENT OF CASH FLOWS

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.7 percent and 5.5 percent rates of interest at September 30, 1997 and December 31, 1996, respectively, with cost approximating market.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                              For the Nine Months
                                              Ended September 30,
                                              -------------------
                                                1997        1996
                                              --------    --------
(In thousands)

Cash paid during the period for:
  Interest (net of amounts capitalized)         $756        $394
  Income taxes (net of refunds received)        $107        $188

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     In connection with the Brock acquisition, the Company received cash and cash equivalents totaling $2,098,000. In addition to the cash impact, the acquisition had the following noncash impact on the Company's December 31, 1996 balance sheet:


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


                                 Nine Months Ended
                                 September 30, 1996
                                 ------------------
                         (In thousands, except per share data)

     Revenues                         $28,383
     Net income                       $ 5,532
     Net income per share             $   .46

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting third quarter net income of $2.0 million. This represents an 8 percent decrease from the $2.2 million reported for the same period of 1996. On a per share basis, net income of $.16 is down 11 percent from the $.18 reported a year ago. Third quarter results for 1997 and 1996 are based on revenues of $9.6 million and $9.8 million, respectively.

     On a year to date basis, Key is reporting a 39 percent increase in net income and a 30 percent increase in net income per share. Net income for the nine month periods was $6.9 million in 1997 versus $5.0 million in 1996. Revenues for the nine month periods of 1997 and 1996 were $30.2 million and $25.9 million, respectively.

RESULTS OF OPERATIONS
                                           For the Quarter                 For the Nine Months
                                         Ended September 30,               Ended September 30,
                                    ----------------------------      -----------------------------
                                        1997            1996              1997             1996
                                    -------------   ------------      -------------   -------------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume - Mcf per day                   30,725         26,758             29,556          24,658
Gas Price - Per Mcf                       $  2.11        $  1.96            $  2.25         $  1.97
Oil Volume - Barrels per day                2,120          2,466              2,238           2,251
Oil Price - Per barrel                    $ 17.42        $ 20.51            $ 18.48         $ 19.46
Full Cost Amortization Rate                  32.5%          31.4%              30.1%           34.7%


     Oil and gas revenues for the third quarters of 1997 and 1996 remained close despite a significant decrease to oil prices in the third quarter of 1997. Increases to gas prices and gas production offset the negative effect of lower oil prices and production. Oil and gas revenues for the nine month periods increased 17 percent between 1997 and 1996. Production increases from the acquisition of Brock in the first quarter of 1996 and new drilling are fueling the increase.

     Oil sales for the current quarter of $3.4 million are down 27 percent from the $4.7 million reported for the same quarter a year ago. Decreases to oil prices and volumes contributed to the drop in oil revenues. Daily oil production went from 2,466 barrels per day in 1996 to 2,120 barrels per day in 1997. Production declines accounted for $.7 million of the revenue variance. Key's average oil price dropped 15 percent and had a negative impact of $.6 million on revenues.

     Oil sales for the first nine months went from $12.0 million in 1996 to $11.3 million in 1997 and are lagging 1996 results by 6 percent. Year to date oil production remained relatively flat while oil prices decreased by 5 percent. The average price went from $19.46 per barrel in 1996 to $18.48 per barrel in 1997. Price declines are responsible for approximately $.6 million of the variance.

     Gas sales for the third quarter of 1997 increased 24 percent to reach $6 million. Daily gas production increased from 26,758 Mcf per day in 1996 to 30,725 Mcf per day in 1997. This 15 percent increase to production added approximately $.7 million. Key's average price for the quarter increased by 8 percent and added another $.4 million to gas sales.

     Gas sales for the nine month period increased by 37 percent between 1996 and 1997. Daily production increased from 24,658 Mcf per day in 1996 to 29,556 Mcf per day in 1997. Production increases contributed approximately $2.6 million to gas sales. Key's average price increased from $1.97 per Mcf in 1996 to $2.25 per Mcf in 1997, for an additional $2.2 million in sales.

     Product sales from gas processing plants for the third quarter and first nine months increased 111 percent and 95 percent, respectively, but did not contribute a significant amount to oil and gas revenues. Key's oil and gas revenues for the first nine months of 1997 are derived from the following product mix: 38 percent oil, 60 percent gas and 2 percent plant products. This compares to the following mix for 1996: 47 percent oil, 52 percent gas and 1 percent plant products.

     Other revenues for the first nine months of 1997 and 1996 are $197,000 and $286,000, respectively. Key's primary source of other revenue for 1997 and 1996 has been income from a pipeline acquired in the 1996 Brock acquisition. This pipeline was subsequently sold in March of 1997 resulting in a decrease to other revenues between 1996 and 1997.

     Depreciation, depletion and amortization (DD&A) expense for the third quarter and first nine months of 1997 increased 4 percent and 2 percent, respectively, from the comparable periods of 1996. The slight increase to third quarter expense was driven by an increase to the DD&A rate with oil and gas sales remaining flat. Key's third quarter rate as a percentage of revenue increased from 31.4 percent in 1996 to 32.5 percent in 1997. The year to date DD&A expense is a direct result of Key's increased oil and gas sales. However, due to a decline in the DD&A rate from 34.7 percent in 1996 to 30.1 percent in 1997, the increase was very slight. Also included in DD&A expense is a relatively immaterial amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     Operating expenses held steady at $2.6 million for the third quarters of 1997 and 1996, and increased 16 percent between the first nine months of 1997 and 1996. Most of the expense increase between 1997 and 1996 is a result of the Brock acquisition in 1996 and the resulting larger property base. Expenses for 1996 do not include a full year of Brock expenses. On a unit of production basis, third quarter expenses decreased from $.69 per EMcf in 1996 to $.66 per EMcf in 1997. Year to date expenses compared on a unit of production basis increased from $.65 per EMcf in 1996 to $.67 per EMcf in 1997. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     General, administrative and other costs decreased 2 percent between the third quarters of 1996 and 1997, and increased 2 percent between the first nine months of 1997 and 1996. Due to certain economies of scale and full cost accounting rules which provide for the capitalization of direct overhead related to exploration and development activities, the Company was able to maintain levels of administrative expense while managing a larger asset base. General, administrative and other costs declined on a units of production basis from $.15 per EMcf for the first nine months of 1996 to $.13 per EMcf for the first nine months of 1997.

     Interest expense before capitalization for the first nine months of 1997 and 1996 was $1.2 million and $1.0 million, respectively. Key capitalized interest on borrowings associated with undeveloped leasehold. The amounts capitalized for the same periods were $.7 million and $.5 million, respectively.

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

     Cash from operating activities reached $24.6 million for the first nine months of 1997, a 69 percent increase over the $14.6 million reported for the same period of 1996. Increases to net income, deferred taxes and DD&A added $3.2 million. The other $7.0 million of the increase is primarily due to a decrease in revenue receivables and an increase in accounts payable balances.

     Cash expenditures for exploration and development reached $23.4 million for the first nine months of 1997. This is an 83 percent increase over the $12.8 million expended in the first nine months of 1996. For the nine months of 1997, exploration and development expenditures amounted to 95 percent of cash from operating activities. For the same period of 1996, 88 percent of cash from operating activities was expended for exploration and development.

     Cash expended for the acquisition of oil and gas properties includes the acquisition of non-producing acreage over 11 salt domes in west central Mississippi and the acquisition of producing properties in the Hardeman basin of north Texas.

     Since year end 1996, the Company has borrowed a net $9.5 million against its credit facility. The long-term debt balance was $32.0 million at September 30, 1997, compared to $22.5 million at December 31, 1996. Proceeds from the borrowings were used to finance the above acquisitions and drilling opportunities in excess of cash generated by operating activities. Between year end 1995 and September 30, 1996, long-term debt increased from $14.6 million to $18.5 million. Subsequent to the acquisition of Brock, Key drew on its own credit facility to retire the Brock debt and obtain more favorable financing terms.

     The Company's ratio of current assets to current liabilities was 1.1 to 1 at September 30, 1997, a decrease from the 1.8 to 1 ratio calculated at December 31, 1996.

FUTURE TRENDS

     As discussed previously, expenditures for oil and gas exploration and development are significantly ahead of last year. The majority of the drilling activity during 1997 has been in the California and Mid-Continent regions. The Company expects to drill several more wells in these regions during the fourth quarter of 1997 and anticipates 1998 drilling activity to outpace 1997 activity in both regions. Production from recently completed drilling in California is expected to have a significant impact on fourth quarter 1997 gas production.

     Drilling in the California region is focused on opportunities identified through 3-D seismic technology. The Company has conducted several 3-D seismic surveys that have yielded excellent drilling success to date. Seismic surveys will be concluded on three additional areas by mid-1998 and a significant number of additional drilling locations are expected to be identified as a result. Drilling on these already-identified prospects is expected to continue throughout 1998 and into 1999.

     Gulf Coast exploration efforts continue to focus in the Mississippi Salt Dome Basin and in Vermillion Parish, Louisiana. Earlier in 1997, the Company acquired a leasehold interest in acreage covering twelve domes in the Mississippi Salt Dome Basin. The Company is currently participating in drilling a well in this area based on conventional 2-D seismic data. 3-D seismic technology will be used to identify additional drilling opportunities. The Company is currently conducting a 38 square mile seismic survey and expects to commence drilling utilizing data obtained from that survey during the second quarter of 1998. Several additional seismic surveys are scheduled to be completed during 1998 with drilling on these prospects expected to commence in 1998 and continue into 2000. The seismic survey work in Vermillion Parish, Louisiana will be completed during the fourth quarter of 1997 and drilling of the first well is scheduled for early 1998.

     Over the last several years, the Rocky Mountain region has lagged behind the other regions in terms of drilling activity. However, exploration activity in this area has been increasing recently and the Company has two wells scheduled to be drilled in early 1998. Also, given the Company's significant undeveloped leasehold position in Wyoming, increased activity in this area could expose the Company to additional drilling opportunities. It is, however, impossible to predict the ultimate impact, if any, of this increased activity.

     The Company's newest focus area is the Hardeman Basin in North Texas. During the third quarter of 1997, Key entered into an exploration joint venture with Enserch Exploration, Inc. ("Enserch"). Under the terms of the agreement, Enserch contributed its land and 3-D seismic database and Key agreed to drill at least 20 wells on Enserch's acreage over the next two years. Key also purchased an interest in and assumed operations of Enserch's producing wells in the same area. Production in the Hardeman Basin is primarily oil. The Company has opened a regional office in Dallas to coordinate exploration and production efforts in this area.

     The Company continues to review merger and acquisition opportunities when they become known. Potential acquisitions or mergers with the economic and strategic attributes necessary to facilitate the profitable growth of the Company will be actively pursued.

     The Company expects that cash on hand, net cash generated by operating activities and amounts available under the credit facility will be adequate to meet future liquidity needs under the current corporate policies. Management believes that the overall source of funds available to Key will continue to be sufficient to provide resources to meet the Company's exploration, development, and acquisition objectives.


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

                          PART II. - OTHER INFORMATION
                          ----------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits:

          27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of the Regulation S-X for the quarter ended September 30, 1997.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November   , 1997


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