Form 10-K
period 1997-12-31
KEY PRODUCTION CO INC
filed 1998-03-24
CIK 837290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-K

       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---  EXCHANGE ACT OF 1934


           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                      707 SEVENTEENTH STREET, SUITE 3300
                            DENVER, COLORADO 80202
                        TELEPHONE NUMBER (303) 295-3995

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.25 PER SHARE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

     Aggregate market value of the voting stock held by non-affiliates of
      Key Production Company, Inc. as of March 11, 1998....... $123,159,256

     Number of shares of Key Production Company, Inc. common stock outstanding as of March 11, 1998...........................11,498,345

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS

                                  DESCRIPTION

ITEM                                                                   PAGE
----                                                                   ----

PART I.................................................................. 1
     1.   BUSINESS...................................................... 1
     2.   PROPERTIES.................................................... 4
     3.   LEGAL PROCEEDINGS............................................. 6
     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 6
          EXECUTIVE OFFICERS OF THE REGISTRANT.......................... 7

PART II................................................................. 8
     5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS........................................... 8
     6.   SELECTED FINANCIAL DATA....................................... 8
     7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................... 9
     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................14
     9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................34

PART III................................................................34
     10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*...........34
     11.  EXECUTIVE COMPENSATION*.......................................34
     12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT*...............................................34
     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................35

PART IV.................................................................35
     14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K......................................................35

     * This information is incorporated herein by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

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

GENERAL

     Key Production Company, Inc. (Key or the Company) is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's exploration interests are spread over 14 states with primary focus areas in the Anadarko Basin of Oklahoma, California, the Rocky Mountain region, North Texas, and the Gulf Coast. The Company was incorporated in Delaware on June 22, 1988, and maintains its corporate offices in Denver, Colorado. Key maintains regional exploration offices in: Tulsa, Oklahoma; Dallas, Texas; Sacramento, California; and New Orleans, Louisiana. The Company's common stock trades on the New York Stock Exchange under the symbol KP.

BUSINESS DURING 1997

     Key reported 1997 net income of $9.7 million, ($.80 per share) on revenues of $42.2 million. Net cash provided by operating activities totaled $34.1 million. Oil and gas production, on an equivalent unit basis, was up 12 percent from the prior year level. Product prices averaged $2.38 per Mcf of gas and $18.04 per barrel of oil.

     Gas production totaled 10,958 MMcf, a 19 percent increase compared to 1996. This increase was primarily due to production from wells drilled during the year. Despite a property acquisition at the end of the third quarter that added 260 barrels of oil to Key's daily production, oil volumes for the year declined two percent to 839 MBbls.

     In 1997, the Company spent $36.7 million on exploration and development activities. Key participated in drilling 95 gross (25.8 net) wells in 1997. During 1997, 78 gross (17.0 net) wells were completed as producers and 17 gross (8.8 net) wells were dry. Including property acquisitions (net of sales), Key's 1997 capital expenditures totaled $43.9 million.

     In September 1997, Key entered into an exploration joint venture agreement with EEX Corporation (EEX) covering EEX's leasehold position in the Hardeman Basin of north-central Texas. The agreement gives Key the right to drill on EEX-controlled leasehold as well as access to a 340 square mile 3-D seismic grid owned by EEX. Key committed to drill a minimum of 20 wells in the area over a two-year period. EEX receives a carried interest in the wells that Key drills.

     Key also purchased 20 percent of EEX's interest in 52 producing properties in the Hardeman Basin. As discussed above, this acquisition increased Key's daily oil production by 260 barrels, or 11 percent, compared to third quarter levels. The majority of these properties were operated by EEX at the time of the acquisition. Under the terms of the agreement, Key assumed operations of all properties previously operated by EEX. Key also operates all properties drilled under the exploration joint venture with EEX.

     Key has working interests in approximately 1,941 gross (262.1 net) wells located primarily in the Anadarko Basin of Oklahoma, Wyoming, Texas, Louisiana, California and offshore Gulf of Mexico. In addition, Key has royalty or overriding royalty interests in approximately 79 properties in the

Mid-Continent region, 60 properties in the Gulf Coast region, 9 properties in the North Texas region and 1,832 properties in the Rocky Mountain region.

     At year-end, Key held approximately 101,000 net acres of developed leasehold located in California, Oklahoma, Wyoming, Texas, Mississippi and Louisiana. Key also held approximately 197,000 net acres of undeveloped leasehold located in California, Oklahoma, Wyoming, Texas, Mississippi and Louisiana. In connection with the EEX joint venture discussed above, the Company also has exploration rights on approximately 107,000 acres located in the Hardeman Basin of north-central Texas.

COMPETITION

     The oil and gas industry is highly competitive. As an independent oil and gas company, Key must compete against companies with substantially larger financial and other resources for a variety of opportunities including reserve and lease acquisitions and marketing agreements.

NATURAL GAS AND OIL PRICES

     Key's gas price averaged $2.38 per Mcf in 1997, $.23 higher than the prior year average of $2.15 per Mcf. Key's average realized oil price dropped to $18.04 per barrel in 1997, down from $20.30 in the prior year. Key's business will continue to be affected by future changes in domestic and international oil and gas prices. It is impossible to predict, with any substantial degree of accuracy, the trend in, or level of, future oil and gas prices and their impact on the Company's reported results in future periods.

RESERVE VALUE CEILING TEST

     Key reviews the carrying value of its oil and gas properties on a quarterly basis under the full cost accounting rules of the Securities and Exchange Commission (SEC or the Commission). Under the full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key has not recorded any such write-downs.

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

     The Company is not aware of any environmental claims existing as of December 31, 1997, which would have a material impact upon the Company's financial condition or results of operations. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

EMPLOYEES

     On December 31, 1997, Key had 56 full-time employees.

OFFICES

     Key's principal executive offices are located at 707 Seventeenth Street, Suite 3300, Denver, Colorado 80202-3404.

ITEM 2. PROPERTIES

PRODUCTIVE WELLS AND ACREAGE

     The number of productive gas and oil wells in which Key has working interests as of December 31, 1997, is set forth below.

                              Gas                      Oil
                             -----                    -----
                        Gross      Net           Gross      Net
                        -----     -----          -----     -----
Mid-Continent             594     109.1            136      24.6
Gulf Coast                169      21.1            196      25.9
Rocky Mountains           113       5.5            674      54.9
California                 15      14.4              -         -
North Texas                 -         -             44       6.6
                        -----     -----          -----     -----
                          891     150.1          1,050     112.0
                        =====     =====          =====     =====

     In addition, Key has royalty or overriding royalty interests in approximately 79 properties in the Mid-Continent region, 60 properties in the Gulf Coast region, 9 properties in the North Texas region and 1,832 properties in the Rocky Mountain region. As of December 31, 1997, Key held approximately 101,000 net developed acres.

GROSS WELLS DRILLED

     The following table sets forth the number of wells drilled during 1997, 1996 and 1995 in which the Company participated.

                             Exploratory                   Developmental
                             -----------                   -------------
                     Productive    Dry     Total   Productive    Dry     Total
                     ----------  -------  -------  ----------  -------  -------

     1997
     ----
Mid-Continent               1        2        3          46        5       51
Gulf Coast                  -        1        1           9        1       10
Rocky Mountains             -        1        1          14        -       14
California                  7        6       13           -        -        -
North Texas                 1        1        2           -        -        -
                     --------   ------   ------      ------    -----   ------
                            9       11       20          69        6       75
                     ========   ======   ======      ======    =====   ======

     1996
     ----
Mid-Continent               6        4       10          34        1       35
Gulf Coast                  1        4        5          12        -       12
Rocky Mountains             2        2        4           8        -        8
California                  6        1        7           -        -        -
                     --------   ------   ------      ------    -----   ------
                           15       11       26          54        1       55
                     ========   ======   ======      ======    =====   ======

     1995
     ----
Mid-Continent               9        5       14          19        -       19
Gulf Coast                  -        -        -           1        -        1
Rocky Mountains             1        2        3          17        -       17
California                  1        1        2           -        -        -
                     --------   ------   ------      ------    -----   ------
                           11        8       19          37        -       37
                     ========   ======   ======      ======    =====   ======

     At December 31, 1997, 17 gross (4.3 net) wells were in the process of being drilled.

UNDEVELOPED ACREAGE

     As of December 31, 1997, Key held an interest in approximately 197,000 net undeveloped acres. Nearly 75 percent of this acreage is located in the Rocky Mountain region with the remainder located in California, Mississippi, Louisiana, and Oklahoma.

PRODUCTION AND PRICING INFORMATION

     The following table describes, for each of the last three fiscal years, oil and gas production and pricing data for the Company.

                                            Average
                                          Production         Average Sales Price
Year Ended December 31,     Oil    Gas       Cost            -------------------
-------------------------  MBbls   MMcf    Per EMcf         Per Bbl        Per Mcf
                           -----  ------  ----------        -------        -------
1997.....................    839  10,958     $.66           $18.04         $2.38
1996.....................    853   9,198     $.67           $20.30         $2.15
1995.....................    633   5,262     $.70           $15.70         $1.71

RESERVE VALUE INFORMATION

     The estimated proved oil and gas reserves of Key, as of December 31, 1997, 1996 and 1995, and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1997, 1996, and 1995, are included in Supplemental Oil and Gas Disclosures to Financial Statements appearing on pages 31 through 33 of this Form 10-K. Supplemental Oil and Gas Disclosures also include Key's net revenues from production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1997.

     Future reserve values are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalations.


                                                Present Value of Estimated
                                                Future Net Cash Flows Before
                            Estimated Future            Income Tax
                             Net Cash Flows     (Discounted at 10 Percent)
                           -------------------  --------------------------
                                      Proved                     Proved
 Year Ended December 31,    Proved   Developed     Proved      Developed
-------------------------  --------  ---------  ------------  ------------
                                           (In thousands)
1997.....................  $175,001   $171,861      $121,718      $119,620
1996.....................  $265,541   $257,704      $172,583      $167,983
1995.....................  $ 88,016   $ 86,299      $ 61,201      $ 60,296


     The present value of estimated future net cash flows from proved reserves after income taxes are $99,253,000, $129,220,000, and $50,758,000 for 1997, 1996
and 1995, respectively.

     Estimated future net cash flows at December 31, 1997, are expected to be received as shown in the following years:

                                       Proved
Year Ended December 31,      Proved   Developed
-----------------------     --------  ---------
                               (In thousands)
1998.....................    34,203     33,825
1999.....................    28,354     27,787
2000.....................    21,702     21,354
Thereafter...............    90,742     88,895
                           --------   --------

Total....................  $175,001   $171,861
                           ========   ========

     No major discovery or other favorable or adverse event is believed to have occurred since December 31, 1997, which would cause significant change in the estimated proved reserves reported herein. The above estimates are based on year-end pricing in accordance with Commission guidelines and do not reflect current prices. Since January 1, 1997, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and/or the Energy Information Administration.

ITEM  3.  LEGAL PROCEEDINGS

     The Company is not subject to any pending litigation that, in the opinion of the Company's management, will materially affect the financial position or results of operations of the Company.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 8, 1997, the Company held its annual meeting of stockholders. Francis H. Merelli, Cortlandt S. Dietler and L. Paul Teague were elected as directors and amendments to the Stock Option Plan for Non-Employee Directors and the 1992 Stock Option Plan were approved. Following is a summary of votes cast.

Election of Directors                         For     Withhold Authority
---------------------                         ---     ------------------

F.H. Merelli                               9,108,650             458,142
Cortlandt S. Dietler                       9,107,510             459,282
L. Paul Teague                             9,109,536             457,256

Amendments to Stock Option Plan for Non-Employee Directors:
------------------------------------------------------------

     For                 Against                   Abstain
     ---                 -------                   -------

  4,168,165              1,909,125                 127,680

Amendment to 1992 Stock Option Plan:
------------------------------------

     For                 Against                   Abstain
     ---                 -------                   -------
  3,745,855              2,299,014                 160,101

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     F. H. MERELLI, 61, has been chairman of the board of directors, president and chief executive officer of the Company since September 9, 1992. From July 1991 to September 1992, Mr. Merelli was engaged as a private consultant in the oil and gas industry. Mr. Merelli was president and chief operating officer of Apache Corporation, and president, chief operating officer and a director of Key from June 1988 to July 1991, at which time he resigned from those positions in both companies. He was president of Terra Resources, Inc. from 1979 to 1988. Mr. Merelli has been a director of Apache Corporation since July 1997.

     MONROE W. ROBERTSON, 48, has been with the Company since September 10, 1992. Since February 1994, he has served as senior vice president and corporate secretary and prior to that time as vice president and corporate secretary.
From August 1988 to July 1992, he was employed by Apache Corporation in various capacities, the most recent of which was director of operational planning. From 1986 to 1988, Mr. Robertson was director of corporate planning for Terra Resources, Inc. From 1973 to 1986, Mr. Robertson was employed by Gulf Oil Corporation in various engineering and management positions.

     CATHY L. ANDERSON, 42, has been controller of the Company since January 15, 1993. From July 1985 to January 1993, Ms. Anderson was employed by Arthur Andersen LLP, a public accounting firm, in various capacities, the most recent of which was audit manager.

     STEPHEN P. BELL, 43, has been vice president - land of the Company since February 2, 1994. From March 1991 to February 1994, he was president of Concord Reserve, Inc., a privately-held independent oil and gas company. He was employed by Pacific Enterprises Oil Company (formerly Terra Resources, Inc.) as Mid-Continent regional manager from February 1990 to February 1991 and as land manager from August 1985 to January 1990.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Key's common stock, par value $.25 per share, trades on the New York Stock Exchange under the symbol KP. No dividends were paid in 1997 or in 1996. The table below shows the market price of the common stock for 1997 and 1996:

                             MARKET PRICE
                             ------------
                        1997              1996
                  ----------------  ----------------
                   High      Low     High      Low
                  -------  -------  -------  -------
First Quarter     $13.250   $9.625  $ 5.875   $4.750
Second Quarter    $10.750   $8.000  $ 8.063   $6.875
Third Quarter     $13.250   $9.625  $10.375   $7.375
Fourth Quarter    $13.188   $9.000  $14.625   $9.500


     The closing price of Key's common stock as reported on the New York Stock Exchange for March 11, 1998, was $11.00. At December 31, 1997, the Company's 11,498,355 shares of common stock outstanding were held by approximately 6,290 stockholders of record and approximately 8,100 beneficial owners.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 1997, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                              For the Year Ended December 31,
                                        --------------------------------------------
                                          1997     1996     1995     1994     1993
                                        --------  -------  -------  -------  -------
                                           (In thousands, except per share data)
  Revenues............................  $ 42,151  $37,886  $19,297  $16,637  $11,735
  Net income/(a)/.....................     9,696    7,980    3,054    2,943    3,495
    Basic earnings per share /(a)/....       .84      .73      .34      .30      .34
    Diluted earnings per share /(a)/..       .80      .69      .32      .29      .34
  Oil and gas expenditures............    44,625   43,476   13,591   29,966    1,885
  Total assets........................   130,647   95,940   59,199   52,611   39,805
  Long-term debt......................    35,000   22,500   14,600   10,000        -
  Stockholders' equity................    64,911   55,269   35,699   34,257   35,918

     /(a)/ Net income for 1993 includes a non-recurring gain of $1,603,000, $.16 per share, due to a change in the method of accounting for income taxes and an extraordinary loss on early extinguishment of debt of $122,000, ($.01) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key reported 1997 net income of $9.7 million, up from $8.0 million in 1996 and $3.1 million in 1995. Diluted earnings per share was $.80 in 1997. On a per share basis, net income rose 16 percent over the $.69 diluted earnings per share reported in 1996 and is two and one-half times the $.32 diluted earnings per share reported in 1995. The increase to per share results occurred despite an increase in the shares outstanding. Earnings for 1997, 1996 and 1995 are based on revenues of $42.2, $37.9 and $19.3 million, respectively. Higher gas volumes and prices drove the increase in earnings, but were partially offset by lower oil prices. Gas volumes for 1997 reflect significant production increases from new drilling.

REVENUES

     Oil and gas production revenues increased 12 percent between 1997 and 1996 as a result of increases in gas production and gas prices. Oil production and oil prices decreased in 1997, but were more than offset by increases in gas sales. Key's oil and gas revenues were $42.0 million in 1997 compared to $37.6 million in 1996.

     Oil and gas revenues nearly doubled between 1996 and 1995 as a result of increases in production and oil and gas prices. Key's oil and gas revenues were $37.6 million in 1996, compared to $19.3 million in 1995. Results for 1996 reflect the positive impact of the Brock acquisition and the Company's successful drilling projects.

     Key's gas sales were $26.1 million for 1997, reflecting a 32 percent increase over 1996 gas sales. Daily production increased from 25,132 Mcf per day in 1996 to 30,021 Mcf per day in 1997. Production increases contributed approximately $3.8 million to gas sales. Roughly 80 percent of the 1997 gas production increase is from new drilling. The balance of the increase can be attributed to the Brock acquisition at the end of March 1996. Key's average realized price increased from $2.15 per Mcf in 1996 to $2.38 per Mcf in 1997, for an additional $2.5 million in gas sales.

     Gas sales rose from $9.0 million in 1995 to $19.8 million in 1996, a 119 percent increase. Most of this increase can be attributed to increased gas production. Augmented by the Brock acquisition and production from new drilling, daily gas volumes advanced from 14,416 Mcf per day in 1995 to 25,132 Mcf per day in 1996, adding approximately $6.7 million in value. In addition, Key's average gas price increased by $.44 per Mcf and contributed another $4.1 million to 1996 gas sales.

     Oil sales went from $17.3 million in 1996 to $15.1 million in 1997, lagging 1996 results by 13 percent. Key's average realized oil price dropped from $20.30 per barrel in 1996 to $18.04 per barrel in 1997. Price declines are responsible for approximately $1.9 million of the $2.2 million oil sales variance. Oil production slipped from 2,332 barrels per day in 1996 to 2,298 barrels per day in 1997. The overall decrease to oil production occurred even with the acquisition of producing oil properties in the third quarter of 1997. The production decline was only 2 percent, but had a negative $.3 million impact on sales. The third quarter acquisition added almost $.5 million to oil sales.

     Oil sales for 1996 increased 74 percent to $17.3 million, $7.4 million over 1995 sales. The Company's average oil price increased from $15.70 per barrel in 1995 to $20.30 per barrel in 1996, elevating oil sales by $3.9 million. Average daily production climbed 35 percent to 2,332 barrels per day in 1996, adding $3.5 million.

     Product sales from gas processing plants contributed approximately $748,000, $459,000 and $301,000 to oil and gas production revenues in 1997, 1996 and 1995, respectively. In 1997, Key's oil and gas revenues were derived from the following product mix: 36 percent oil, 62 percent gas and 2 percent from plant product sales. This compares to the following components for 1996: 46 percent oil, 53 percent gas and the balance from plant product sales.

     Other revenues were approximately $186,000, $333,000 and $42,000 for 1997, 1996 and 1995, respectively. Key's primary source of other revenue for 1997 ($141,000) and 1996 ($178,000) has been income from a pipeline acquired in the 1996 Brock acquisition. This pipeline was sold in March 1997, resulting in a decrease to other revenues between 1997 and 1996. Other revenue for 1996 also includes a contract settlement for $123,000. The remaining other revenues for all periods presented includes proceeds from gas contract settlements and miscellaneous income items.

COSTS AND EXPENSES

     Depreciation, depletion and amortization (DD&A) expense increased just 4 percent between 1997 and 1996, while oil and gas revenues increased by 12 percent. A decrease in the depletion rate from 33.3 percent in 1996 to 30.9 percent in 1997 mitigated the effect of higher oil and gas sales in 1997. Improved gas prices and new reserves from drilling each contributed to the favorable DD&A rate in 1997.

     DD&A expense increased 70 percent between 1996 and 1995. The DD&A increase was a direct result of Key's increased oil and gas sales. However, due to a decline in the 1996 DD&A rate, the increase was not as pronounced as the sales increase. Key's 1996 depletion rate as a percentage of oil and gas sales decreased from 38.0 percent in 1995 to 33.3 percent in 1996. Improved product prices, particularly for oil, were the catalyst for improved DD&A rates in 1996. Included in DD&A expense for the three years presented is a small amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     Operating expenses for 1997 moved upward in direct correlation with oil and gas sales. On a unit of production basis, operating expenses declined from $.67 per EMcf in 1996 to $.66 per EMcf in 1997. Current year operating expenses include a $.2 million credit Key received for charges over-billed by an operator. Without this credit, 1997 and 1996 expenses on a unit of production basis would have remained flat at $.67 per EMcf.

     Operating expenses increased 51 percent to $9.6 million between 1996 and 1995. Expense increases are a result of the Brock acquisition in 1996 and the resulting larger property base. In contrast, expenses compared on a unit of production basis dropped from $.70 per EMcf in 1995 to $.67 per EMcf in 1996.

     General, administrative and other costs (G&A) held steady at $2.0 and $2.1 million for 1997 and 1996, respectively. Due to an increase in sales volumes, this translates to a $.01 per EMcf decrease between 1996 and 1997. G&A increased about 42 percent, or $.6 million, from 1995 to 1996. In units of production, this variance equates to a $.02 per EMcf decrease between 1995 and 1996. Due to certain economies of scale and full cost accounting rules, which provide for the capitalization of direct overhead related to acquisition, exploration and development activities, the Company was able to maintain levels of administrative expense while managing a growing asset base.

     Interest expense before capitalization was $1,718,000, $1,349,000 and $828,000 for 1997, 1996 and 1995, respectively. The long-term debt balance was $35.0 million at December 31, 1997, compared to $22.5 million at December 31, 1996. Key capitalized interest of $1,019,000, $682,000, and $574,000 in 1997,
1996 and 1995, respectively. These amounts are for borrowings associated with undeveloped leasehold.

     As discussed in more detail in Footnote 3, "Income Taxes", in connection with the acquisition of Brock, a deferred income tax valuation was established for NOLs that are subject to annual limitations. Key is using an effective tax rate of 38 percent for 1997 and 1996. The effective tax rate was only 19 percent in 1995 due to the reversal of Key's valuation allowance.

CASH FLOW AND LIQUIDITY

     Key's primary needs for cash are to fund oil and gas exploration, development and acquisition activities and for payment of existing obligations and trade commitments related to oil and gas operations. The Company's primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

     Cash from operating activities climbed from $21.9 million in 1996 to $34.1 million in 1997, a 56 percent increase. Of this increase, $3.4 million is due to increases in net income, DD&A expense and deferred taxes. Other factors contributing to the variance were changes in the accounts payable and accounts receivable balances.

     Cash from operating activities reached $21.9 million for 1996, nearly double the $11.3 million reported for 1995. The Brock acquisition and resulting increases to net income, DD&A expense and deferred taxes added $14.5 million. This increase was partially offset by an increase to oil and gas revenue receivables, which also stem from the Brock acquisition.

     Expenditures for exploration and development for 1997 totaled $36.3 million, or 106 percent of cash from operating activities. This is an 81 percent increase over the $20.0 million spent in 1996 and a 169 percent increase over the $13.5 million spent in 1995. In 1997, exploration and development projects were funded with a combination of cash from operations and long-term debt. Following a five-year pattern of growth, the Company continues to expand its exploration program. Key drilled 95 gross wells (25.8 net) in 1997, 81 gross wells (17.6 net) in 1996 and 56 gross wells (8.35 net) in 1995.

     On March 28, 1996, Key consummated a merger with Brock Exploration Corporation. In this non-cash transaction, Brock became a wholly-owned subsidiary of Key. Key's consolidated balance sheet includes the assets and liabilities, as well as the adjustments required to record the acquisition under purchase accounting rules.

     In 1997, Key made various property acquisitions. In the second quarter, Key acquired non-producing acreage over 11 salt domes in west-central Mississippi. In the third quarter, Key acquired producing properties in the Hardeman Basin of North Texas. Both transactions were funded with a combination of cash from operating activities and funds obtained from the Company's credit facility.

     Key has a $50 million credit facility with NationsBank of Texas, N.A. In 1997, the Company increased its borrowing base from $36 million to $42 million. During the year, an additional $12.5 million (net) was borrowed to fund various acquisition, exploration and development projects. In 1996, long-term debt increased from $14.6 million to $22.5 million. Subsequent to the acquisition of Brock, Key drew on its own credit facility to retire Brock debt and obtain more favorable financing terms. In 1995, the Company borrowed a net of $4.6 million to finance exploration and drilling activities and stock repurchases.

     The Company continued its policy of repurchasing shares of Key common stock in 1997. In the second quarter of 1997, Key purchased 40,000 shares of Key common stock from Janet Moylan for $.4 million, or $10.00 per share. In the fourth quarter of 1996, Key purchased 224,022 shares of Key common stock from Lawrence Brock for $2.2 million, or $10.00 per share. In the fourth quarter of 1995, Key purchased 331,000 shares of its own stock from Apache Corporation for $1.7 million, or $5.00 per share.

     Management believes that cash on hand at year-end, net cash generated from operations and remaining amounts available under the existing line of credit will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding operations, exploration and development activities.

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field and were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company relies on three primary software systems to record, process and track information in three functional areas: accounting, land and lease records and reservoir engineering. During 1997, the Company assessed the impact of this potential problem on its computer systems.

     The software used in the land and lease records and reservoir engineering areas is Year 2000 compliant. This assessment is based on information provided by the developers of these programs. Company personnel also independently verified the ability of these programs to correctly handle dates at and beyond the Year 2000. The accounting software used by the Company is not Year 2000 compliant at this time. The software vendor for this program has developed an upgrade designed to correct the portions of the program not currently Year 2000 compliant. This upgrade is available, at no additional charge, as part of the Company's annual software maintenance agreement with the vendor. The upgrade will be installed and tested during 1998. The cost of installing the upgrade is not expected to be significant.

     The Company feels that its remediation plan adequately addresses the Year 2000 problem and therefore this issue is not expected to materially impact the Company's internal operations. As part of its remediation plan, the Company also attempted to assess the impact of this issue on the various entities with which the Company does business. Although failure of these entities to adequately address the impact of various Year 2000 issues could indirectly impact the Company, it is not possible to quantify that impact, if any. The Company does not, however, anticipate that the impact would have a material adverse affect on the Company's business.

FUTURE TRENDS

     The Company expects drilling to be the primary focus of its growth strategy into 1998 and beyond. Exploration and development will continue in each of the Company's regional focus areas: Mid-Continent, Gulf Coast, California, north-central Texas and the Rocky Mountains. Exploration and development expenditures for 1998 are expected to exceed 1997 expenditures of $36.7 million. The Company expects to fund these expenditures from cash on hand and cash generated by operating activities combined with amounts available under its credit facility.

     The Company will continue to review merger and acquisition opportunities. Potential acquisitions or mergers with the economic and strategic attributes necessary to facilitate the profitable growth of the Company will be actively pursued.

     Since year-end, the price the Company receives for its oil and gas production has declined. Although production from wells drilled during 1997 and 1998 will help to mitigate the effect, lower product prices may have a significant negative impact on 1998 revenue and net income. Lower product prices also impact the calculation of the limitation on capitalized costs under the full cost accounting rules of the Securities and Exchange Commission. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices decline for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. It is impossible to predict, with any substantial degree of accuracy, the trend in, or level of, future oil and gas prices and their impact on the Company's reported results in future periods.


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

     These risks and uncertainties include, but are not limited to, fluctuations in the price the Company receives for its oil and gas production, reductions in the quantity of oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated, and increased financing costs due to a significant increase in interest rates. These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See following Index

                          KEY PRODUCTION COMPANY, INC.

            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                       Page

Report of independent public accountants............................... 15
Consolidated statement of income for each of the three years in the period ended December 31, 1997....................................... 16
Consolidated statement of cash flows for each of the three years in the period ended December 31, 1997................................... 17
Consolidated balance sheet as of December 31, 1997 and 1996............ 18
Consolidated statement of stockholders' equity for each of the three years in the period ended December 31, 1997.......................... 19
Summary of significant accounting policies............................. 20
Notes to consolidated financial statements............................. 23
Supplemental oil and gas disclosures................................... 31
Supplemental quarterly financial data.................................. 34

     All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the consolidated financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
  Key Production Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Key Production Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Production Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP



Denver, Colorado,
February 25, 1998.

                          KEY PRODUCTION COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME



                                                 For the Year Ended December 31,
                                             ----------------------------------------
                                                 1997          1996          1995
                                             ------------  ------------  ------------
                                              (In thousands, except per share data)
REVENUES:
 Oil and gas production revenues...........      $41,965       $37,553       $19,255
 Other revenues............................          186           333            42
                                                 -------       -------       -------
                                                  42,151        37,886        19,297
                                                 -------       -------       -------
OPERATING EXPENSES:
 Depreciation, depletion and amortization..       13,245        12,688         7,451
 Operating costs...........................       10,627         9,639         6,376
 Administrative, selling and other.........        2,045         2,069         1,461
 Financing costs:
   Interest expense........................          699           667           254
   Interest income.........................         (104)          (48)          (16)
                                                 -------       -------       -------
                                                  26,512        25,015        15,526
                                                 -------       -------       -------

INCOME BEFORE INCOME TAXES.................       15,639        12,871         3,771
PROVISION FOR INCOME TAXES.................        5,943         4,891           717
                                                 -------       -------       -------
NET INCOME.................................      $ 9,696       $ 7,980       $ 3,054
                                                 =======       =======       =======

BASIC EARNINGS PER SHARE (NOTE 10).........         $.84          $.73       $   .34
                                                 =======       =======       =======

DILUTED EARNINGS PER SHARE (NOTE 10).......      $   .80          $.69       $   .32
                                                 =======       =======       =======

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             For the Year Ended December 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................   $  9,696    $  7,980    $  3,054
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation, depletion and
     amortization.........................     13,245      12,688       7,451
   Deferred income taxes..................      5,943       4,854         543
 Changes in operating assets and
   liabilities, net of the effect of
   businesses acquired:
   (Increase) decrease in receivables.....     (1,631)     (4,173)         30
   (Increase) decrease in prepaid
     expenses and other...................        494        (114)       (321)
   Increase in accounts payable
     and accrued expenses.................      7,023         582         629
   Increase (decrease) in long-term
     property liabilities and other.......       (664)         81         (88)
                                             --------    --------    --------
   Net cash provided by operating
     activities...........................     34,106      21,898      11,298
                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas exploration and
   development expenditures...............    (36,286)    (20,021)    (13,478)
 Acquisition of oil and gas properties....     (7,906)     (1,633)       (597)
 Cash received in connection with
   acquisition, net of purchase
   adjustments............................          -       2,098           -
 Proceeds from sale of oil and gas
   properties.............................        726         878         351
 Other capital expenditures...............     (1,027)       (171)       (198)
                                             --------    --------    --------
   Net cash used by investing activities..    (44,493)    (18,849)    (13,922)
                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings.....................     17,000      14,704       4,900
 Payments on long-term debt...............     (4,500)    (14,754)       (300)
 Payments to acquire treasury stock.......       (414)     (2,246)     (1,666)
 Proceeds from issuance of common stock...         69         237           -
                                             --------    --------    --------
   Net cash provided (used) by
     financing activities.................     12,155      (2,059)      2,934
                                             --------    --------    --------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS..............................      1,768         990         310
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR..................................      1,581         591         281
                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR..   $  3,349    $  1,581    $    591
                                             ========    ========    ========

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                                        December 31,
                                                    --------------------
                      ASSETS                          1997       1996
                                                    ---------  ---------
                                               (In thousands, except share data)
CURRENT ASSETS:
 Cash and cash equivalents........................  $  3,349   $  1,581
 Receivables......................................    10,254      8,623
 Prepaid expenses and other.......................       380        874
                                                    --------   --------
                                                      13,983     11,078
                                                    --------   --------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
 Proved properties................................   138,447    102,487
 Unproved properties and properties
  under development, not being amortized..........    18,624     10,685
                                                    --------   --------
                                                     157,071    113,172
 Less - accumulated depreciation, depletion
  and amortization................................   (41,919)   (28,941)
                                                    --------   --------
                                                     115,152     84,231
                                                    --------   --------

OTHER ASSETS, NET.................................     1,512        631
                                                    --------   --------
                                                    $130,647   $ 95,940
                                                    ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable.................................  $ 11,290   $  4,405
 Accrued exploration and development..............     1,285        852
 Accrued lease operating expense and other........       729        761
                                                    --------   --------
                                                      13,304      6,018
                                                    --------   --------

LONG-TERM DEBT....................................    35,000     22,500
                                                    --------   --------

NON-CURRENT LIABILITIES:
 Deferred income taxes............................    15,703      9,929
 Long-term property liabilities and other.........     1,729      2,224
                                                    --------   --------
                                                      17,432     12,153
                                                    --------   --------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 7)

STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000 shares
  authorized, 11,776,190 and 11,713,584 shares
  issued, respectively............................     2,944      2,928
 Paid-in capital..................................    37,380     37,245
 Retained earnings................................    27,165     17,469
 Treasury stock at cost, 277,835 and 259,093
  shares, respectively............................    (2,578)    (2,373)
                                                    --------   --------
                                                      64,911     55,269
                                                    --------   --------
                                                    $130,647   $ 95,940
                                                    ========   ========

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are integral parts of this statement.

                          KEY PRODUCTION COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Total
                                          Paid-In    Retained    Treasury  Stockholders'
                          Common Stock    Capital    Earnings     Stock       Equity
                          ------------    -------    --------    --------  -------------
                                                (In thousands)
BALANCE, DECEMBER 31,
 1994...................     $2,914       $34,388    $ 6,435      $ (9,480)    $34,257
 Net income.............          -             -      3,054             -       3,054
 Treasury stock issued..          -            13          -            41          54
 Treasury stock
   purchased............          -             -          -        (1,666)     (1,666)
                             ------       -------    -------      --------     -------
BALANCE, DECEMBER 31,
 1995...................      2,914        34,401      9,489        (11,105)   35,699
 Net income.............          -             -      7,980              -     7,980
 Common stock issued....         14          (120)         -              -      (106)
 Treasury stock issued..          -         2,964          -         10,978    13,942
 Treasury stock
   purchased............          -             -          -         (2,246)   (2,246)
                             ------       -------    -------      ----------  -------
BALANCE, DECEMBER 31,
 1996...................      2,928        37,245     17,469         (2,373)   55,269
 Net income.............          -             -      9,696              -     9,696
 Common stock issued....         16           111          -              -       127
 Treasury stock issued..          -            24          -            209       233
 Treasury stock
   purchased............          -             -          -           (414)     (414)
                             ------       -------    -------       --------   -------

BALANCE, DECEMBER 31,
 1997...................     $2,944       $37,380    $27,165       $ (2,578)  $64,911
                             ======       =======    =======   ============   =======

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are integral parts of this statement.

                         KEY PRODUCTION COMPANY, INC.

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Key Production Company, Inc. (Key or the Company) was formed in 1988 to succeed to a portion of the assets and liabilities of Apache Petroleum Company L.P. (APC). Key is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's exploration interests are spread over 14 states with primary focus areas in the Anadarko Basin of Oklahoma, California, the Rocky Mountain region, north-central Texas and the Gulf Coast.

BASIS OF PRESENTATION

     Key consummated the acquisition of Brock Exploration Corporation (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The accompanying consolidated financial statements include the accounts of Key for 1997, 1996 and 1995 and the accounts of Brock for the periods subsequent to the acquisition.

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

     Key limits the capitalized costs of oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects. This limit may be particularly sensitive to changes in the near term in pricing and production rates. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Company has not recorded any such write-downs of capitalized costs.

     The costs of certain unevaluated leasehold acreage and wells in the process of being drilled are not amortized. Amortization commences when such costs are evaluated or upon completion of wells in progress. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, the portion of the carrying cost in excess of the current value is included in the costs subject to amortization. Interest costs related to undeveloped properties are also capitalized. Financing costs were reduced by capitalized interest totaling $1,019,000, $682,000 and $574,000 in 1997, 1996 and 1995, respectively.

     Office furniture and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets which range from five to 10 years.

REVENUE RECOGNITION

     Key uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Key is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are reflected as adjustments to reported gas reserves and future cash flows. Adjustments for gas imbalances reduced Key's proved gas reserves by approximately 5 percent at December 31, 1997.

INCOME TAXES

     The Company utilizes an asset and liability approach to account for income taxes. A deferred tax liability or asset is determined based upon the temporary differences between the financial reporting basis and tax basis of assets and liabilities as measured by the enacted tax rates. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.9 and 5.5 percent rates of interest at December 31, 1997 and 1996, respectively, with cost approximating market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial investments consist of cash, trade receivables, trade payables and long-term debt. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments. The fair value of long-term debt is estimated based on current rates available for similar debt with similar maturities and securities and approximates its carrying value.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

TREASURY STOCK

     Treasury shares were acquired in 1997, 1996 and 1995 under the Company's policy of purchasing shares when market conditions appear favorable. Treasury stock is recorded at cost.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACQUISITIONS

     In 1997, Key made various property acquisitions. In the second quarter, Key acquired non-producing acreage over 11 salt domes in west-central Mississippi. In the third quarter, Key acquired producing properties in the Hardeman Basin of North Texas.

     Key consummated the acquisition of Brock Exploration Corporation (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The following unaudited pro forma information was prepared as if the Brock acquisition occurred at the beginning the period presented. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                       For The Year Ended December 31,
                                       -------------------------------

                                                    1996
                                                   -------
                                     (In thousands, except per share data)
Revenues                                           $40,897
Net income                                         $ 8,601
Basic earnings per share                           $   .74
Diluted earnings per share                         $   .71

2. DEBT

     BANK FINANCING--The bank financing is a $50 million revolving credit facility with NationsBank of Texas, N.A. The Company entered into the Credit Agreement (Agreement) on April 25, 1994, to fund acquisitions and drilling opportunities. In 1997, the Company elected to increase the borrowing base to $42 million from $36 million in 1996.

     Interest on amounts borrowed is charged at NationsBank's prime rate or at London Interbank Offered Rates (LIBOR) plus .5 to 1.125 percent, at the Company's option. The factor added to LIBOR is determined by the Company's debt to capitalization ratio at the time of borrowing. The average interest rate on the various maturities of debt outstanding at December 31, 1997, was 6.66 percent. Key pays a .25 percent fee on the unused portion of the borrowing base, as well as other fees of approximately $10,000 per year in return for the bank's commitment to maintain the availability of those funds. On April 1, 2000, the borrowing converts from a revolving loan to a term note. At that point, if not renegotiated before then, the Company must commence quarterly principal payments in addition to paying interest. The entire facility matures on January 1, 2003. The conversion and maturity dates are based on the First Amendment to the Credit Agreement made on January 1, 1997.

     The credit facility requires the Company to comply with certain covenants contained within the Agreement until full and final payment of the obligation and termination of the Agreement. The Company has been in compliance with the covenants since the inception of the Agreement.

                         KEY PRODUCTION COMPANY, INC.

     Aggregate maturities of long-term debt outstanding at December 31, 1997, are as follows:

                                          (In thousands)
     1998                                   $     -
     1999                                         -
     2000                                     8,750
     2001                                    11,667
     2002                                    11,667
     Thereafter                               2,916
                                            -------
                                            $35,000
                                            =======


3. INCOME TAXES

     Deferred tax assets and liabilities are comprised of the following components at December 31, 1997 and 1996:

                                                1997       1996
                                             ----------  ---------
                                                (In thousands)
Long-term deferred tax assets:
 Operating loss carryforwards                 $  4,104   $  5,459
 Percentage depletion carryforward                 826        446
 Other                                              59        135
                                              --------   --------
                                                 4,989      6,040
Valuation allowance........................     (2,233)    (3,490)
                                              --------   --------
                                                 2,756      2,550
Long-term deferred tax liabilities:
 Depreciation, depletion and amortization..    (18,459)   (12,479)
                                              --------   --------

 Net deferred income tax liability.........   $(15,703)  $ (9,929)
                                              ========   ========

     The Company had net tax operating loss carryforwards of approximately $9.7 million at December 31, 1997, which expire in the years 1998 through 2010. As of December 31, 1997, a portion of these net operating losses (NOLs) acquired as part of the Brock acquisition are subject to annual limitations. The Company has provided a valuation allowance for the portion of these NOLs which it does not believe will be available for use prior to expiration.

     In 1995, the Company concluded that all of Key's NOLs could be utilized and therefore reversed the valuation allowance previously established. At that time, the Company determined that it was no longer necessary to provide a valuation allowance. This adjustment decreased the combined federal and state effective tax rate from 38 percent to approximately 19 percent for 1995.

                         KEY PRODUCTION COMPANY, INC.

     Income tax expense consisted of the following:

                                                                                          For the Year Ended December 31,
                                                                                          --------------------------------
                                                                                  1997                  1996              1995
                                                                                  ----                  ----              ----
                                                                                                  (In thousands)
Current Taxes:
 Federal......................................................................   $    -                $   37           $   23
 State........................................................................        -                     -              151
Deferred Taxes................................................................    5,943                 4,854              543
                                                                                 ------                ------           ------
 Total tax provision on income                                                   $5,943                $4,891           $  717
                                                                                 ======                ======           ======

     A reconciliation of the statutory income tax rate to the effective rate is as follows:
                                                                                   1997                 1996              1995
                                                                                 ------                 ----              ----
Statutory income tax rate.....................................................     34.0%                 34.0%            34.0%
State income tax..............................................................      4.0                   4.0              4.0
Reversal of valuation allowance
 and other....................................................................        -                     -            (19.0)
                                                                                 ------                 ------          ------
                                                                                   38.0%                 38.0%            19.0%
                                                                                 ======                 ======          ======

4. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Supplemental Disclosure of Cash Flow Information

                                        For the Year Ended December 31,
                                        -------------------------------
                                          1997       1996       1995
                                        ---------  ---------  ---------
                                                (In thousands)
      Cash paid during the year for:
        Interest (net of amounts
          capitalized)................      $ 987      $ 537      $ 171
        Income taxes (net of
          refunds received)...........      $ 145      $ 245      $ 361

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
                                      -------
                                      $24,827
                                      =======


                         KEY PRODUCTION COMPANY, INC.

5. STOCK OPTIONS

     The Key Production Company, Inc. 1992 Stock Option Plan reserves 2,000,000 shares of common stock for issuance to the Company's officers and employees. A total of 889,500 options were outstanding at year-end. The options expire at various dates through 2007 and are at prices ranging from $2.50 to $11.38 per share with an aggregate exercise price of $6,980,781.

     The Key Production Company, Inc. Stock Option Plan for Non-Employee Directors reserves 360,000 shares of common stock for issuance to the Company's non-employee directors. There were 90,000 options outstanding at year-end at an aggregate exercise price of $495,000. These outstanding options were granted at exercise prices from $2.88 to $8.13 and expire at various dates through 2006.

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

     The following table summarizes the changes in stock options for the year, the number of common shares available for grant and the number of outstanding options vested at year-end.


                                              1997
                                      --------------------
                                                  Weighted
                                                  Average
                                      Number of   Exercise
                                       Options     Price
                                      ----------  --------

  Outstanding, Beginning of Year....  1,049,000     $ 3.32
  Granted...........................    500,000     $11.38
  Exercised.........................    (69,500)    $ 2.85
                                      ---------
  Outstanding, End of Year..........  1,479,500     $ 6.07
                                      =========
  Exercisable, End of Year..........    942,833     $ 3.19
                                      =========
  Available for Grant, End of Year..  1,225,000
                                      =========

                         KEY PRODUCTION COMPANY, INC.


                                              1996
                                      --------------------
                                                  Weighted
                                                  Average
                                      Number of   Exercise
                                       Options     Price
                                      ----------  --------

  Outstanding, Beginning of Year....  1,090,000      $3.08
  Granted...........................     45,000      $8.13
  Exercised.........................    (86,000)     $2.75
                                      ---------
  Outstanding, End of Year..........  1,049,000      $3.32
                                      =========
  Exercisable, End of Year..........    925,667      $3.06
                                      =========
  Available for Grant, End of Year..    545,000
                                      =========


                                              1995
                                      --------------------
                                                  Weighted
                                                  Average
                                      Number of   Exercise
                                       Options     Price
                                      ---------   --------

  Outstanding, Beginning of Year....  1,070,000      $3.05
  Granted...........................     20,000      $4.88
                                      ---------
  Outstanding, End of Year..........  1,090,000      $3.08
                                      =========
  Exercisable, End of Year..........    840,000      $3.00
                                      =========
  Available for Grant, End of Year..    590,000
                                      =========


      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) was adopted by the Company as of December 31, 1996. This Statement defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided that pro forma results of operations are disclosed for those options granted beginning January 1, 1995. The Company has elected to account for stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized for stock option grants in 1997, 1996 and 1995. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the Company would report 1997 pro forma net income of $9.1 million, basic earnings of $.80 per share and diluted earnings of $.75 per share. The effect on 1996 and 1995 net earnings would have been immaterial. Thus, no pro forma fair value disclosures are presented for those years.

     The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 1997: risk-free interest rate of 6.8 percent, expected weighted-average lives of five years, expected volatility of 38 percent and expected dividends of zero percent.

                         KEY PRODUCTION COMPANY, INC.

The following table summarizes information about the stock options outstanding at December 31, 1997:

                                               Options Outstanding         Options Exercisable
                                               -------------------         -------------------
                                            Weighted
                                            Average         Weighted                     Weighted
                 Range of                  Remaining        Average                      Average
     Year        Exercise      Number     Contractual       Exercise          Number     Exercise
   Granted        Prices     Outstanding     Life             Price         Exercisable   Price
--------------  -----------  -----------  -----------  -------------------  -----------  --------

  1992-1993     $2.50-$3.75      724,000   4.87 years      $   3.01           724,000       $3.01
  1994-1995     $3.00-$4.88      210,500   6.30 years      $   3.54           203,833       $3.50
  1996-1997    $8.13-$11.38      545,000   9.04 years      $  11.11            15,000       $8.13
                               ---------  -----------      --------          --------    --------
                               1,479,500   6.61 years      $   6.07           942,833       $3.19
                               =========  ===========      ========          ========     ========

6. EMPLOYEE BENEFIT PLANS

     RETIREMENT PLAN--The Company provides a 401(k) retirement/savings plan for all employees. This plan allows participants to contribute up to 10 percent of their compensation, with Key matching contributions up to a maximum of 4 percent of their compensation. The Company's contribution is made in the form of Key common stock. Employees vest in the Company's contribution at the rate of 25 percent per year. Total expenses for the Company's matching contribution were $114,109, $78,877 and $55,362 in 1997, 1996 and 1995, respectively. In connection with the annual testing required on all 401(k) plans, Key made a qualified non-elective contribution in 1995 totaling $23,056 for the benefit of
all non-highly compensated employees.   This contribution was required to keep
the plan qualified due to the top heavy status of the plan. No such contribution was required for 1996 or 1997.

     DEFERRED COMPENSATION PLAN--Effective December 1, 1993, the Company established the Key Production Company, Inc. Deferred Compensation Plan. This plan is intended to provide a mechanism whereby certain management employees of the Company may defer compensation. The Company intends for this plan to provide the eligible employees with the opportunity to defer compensation in cases where deferrals under the 401(k) plan may be limited by applicable provisions of the Internal Revenue Code of 1986.

     INCOME CONTINUANCE PLAN--Effective June 1, 1994, the Company established the Key Production Company, Inc. Income Continuance Plan. This plan provides for the continuation of salary and benefits for certain employees in the event of a change in control of the Company.

     The administrative, compliance and legal costs associated with administering these plans are paid by Key. Such expenses were not significant in 1997, 1996 or 1995.

                         KEY PRODUCTION COMPANY, INC.

7. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS-The Company has leases for office space with varying expiration dates through 2002. Rental expense was $262,648, $138,858 and $96,997 for 1997, 1996 and 1995, respectively.

     As of December 31, 1997, minimum rental commitments under these leases are payable in the following years:


          1998     $  340,154
          1999        335,935
          2000        286,250
          2001        277,211
          2002         39,674
                   ----------
                   $1,279,224
                   ==========

     LITIGATION--The Company is involved in litigation claims and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position, results of operations or cash flows.

     ENVIRONMENTAL--The Company is not aware of any environmental claims existing as of December 31, 1997, which would have a material impact upon the Company's financial condition, results of operations or cash flows. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact in the future.

8. TRANSACTIONS WITH RELATED PARTIES

     In October 1995, Key purchased 331,000 shares of its own stock from Apache at the market price of $5.00 per share.

     In October 1996, the Company purchased 224,022 shares of Key common stock from Lawrence Brock for $10.00 per share, the then current market price. Mr. Brock was the chairman and chief executive officer of Brock at the time Brock was acquired by the Company. The purchase was funded using the Company's existing credit facility. Prospectively, the resulting reduction in the number of shares outstanding will proportionately increase the per share amounts Key reports.

     In May of 1997, the Company purchased 40,000 shares of Key common stock from Janet Moylan, widow of Tim Moylan. Mr. Moylan was a director of Key from 1993 to 1996. The shares were purchased at $10.00 per share, which was the market price at that time.

                         KEY PRODUCTION COMPANY, INC.

9. CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1997 and 1996, result from oil and gas sales to other companies in the oil and gas industry. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized.

     The following parties purchased 10 percent or more of Key's oil and gas production:

                                       For the Year Ended December 31,
                                       ---------------------------------
          Purchaser                     1997          1996         1995
          ---------                     ----          ----         ----
     Natural Gas Clearinghouse........     -           4%           37%
     Eighty-Eight Oil Company.........    12%         16%           29%
     ProEnergy........................    14%         16%            -
     Transok, Inc. ...................    14%          -             -

     Effective January 1, 1993, Key entered into an agreement with Apache Corporation (Apache) under which Key paid Apache a fee to market the majority of its gas production that was not subject to traditional gas contract arrangements. From 1993 to March 1996, the majority of Key's gas production marketed by Apache was sold to Natural Gas Clearinghouse. Effective April 1996, a portion of Key's gas production previously marketed by Apache was sold to ProEnergy. Beginning January 1997, Key signed a five-year agreement with Transok, Inc. Under this arrangement, Transok will gather and purchase the majority of Key's Mid-Continent gas production.

10. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This new statement became effective December 15, 1997, and provides computation, presentation and disclosure requirements for earnings per share. Basic earnings per share is computed based on the monthly weighted-average number of shares outstanding during the periods. The weighted-average number of common shares used in computing basic earnings per share was 11,480,071, 10,924,845 and 9,112,489 for 1997, 1996 and 1995, respectively.
Diluted earnings per share is computed based on the monthly weighted-average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options) using the treasury stock method. Dilutive common stock equivalents assumed to have been exercised totaled 688,818, 621,355 and 434,949 for 1997, 1996 and 1995, respectively.

     The Company's reported earnings per share for 1996 and 1995 have been restated. In 1996 and 1995, only one per share figure was presented because the fully diluted and primary earnings per share were the same. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

     Per Share Amounts                1996             1995
                                      -----            -----
     Primary EPS as reported          $ .69            $ .32
     Effect of SFAS No. 128             .04              .02
                                      -----            -----
     Basic EPS as restated            $ .73            $ .34
                                      =====            =====

     Fully diluted EPS as reported    $ .69            $ .32
     Effect of SFAS No. 128               -                -
                                      -----            -----
     Diluted EPS as restated          $ .69            $ .32
                                      =====            =====

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

                                                For the Year Ended December 31,
                                             -------------------------------------
                                                1997         1996         1995
                                             -----------  -----------  -----------
                                              (In thousands, except percentages)
Oil and gas revenues from production.......     $41,965      $37,553      $19,255
                                                -------      -------      -------
Operating costs:
 Depreciation, depletion and amortization..      12,978       12,521        7,315
 Lease operating...........................       7,913        7,325        4,916
 Production taxes..........................       2,714        2,314        1,460
 Income tax................................       6,977        5,849        1,057
                                                -------      -------      -------
                                                 30,582       28,009       14,748
                                                -------      -------      -------
Results of operations from oil and gas
 producing activities......................     $11,383      $ 9,544      $ 4,507
                                                =======      =======      =======

Amortization rate as a percentage
 of revenues...............................        30.9%        33.3%        38.0%
                                                =======      =======      =======

     CAPITALIZED COSTS--The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to the Company's oil and gas production, exploration and development activities.

                                           For the Year Ended December 31,
                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
                                                    (In thousands)
Balance, beginning of year..............   $113,172    $ 70,574    $ 57,334
Costs incurred during the year:
 Exploration
   Evaluated............................      6,444       6,613       3,534
   Unevaluated..........................      4,160       1,056       1,502
 Development............................     26,115      12,834       7,958
 Acquisition of properties
   Proved...............................      3,763      22,283         597
   Unproved.............................      4,143         690           -
 Property sales
   Proved...............................       (361)       (713)          -
   Unproved.............................       (365)       (165)       (351)
                                           --------    --------    --------
Balance, end of year....................    157,071     113,172      70,574
Less - costs not being amortized........    (18,624)    (10,685)     (9,104)
                                           --------    --------    --------
Costs being amortized...................    138,447     102,487      61,470
Less - accumulated depreciation,
 depletion and amortization.............    (41,919)    (28,941)    (16,420)
                                           --------    --------    --------
Capitalized costs being amortized, net..   $ 96,528    $ 73,546    $ 45,050
                                           ========    ========    ========

     COSTS NOT BEING AMORTIZED--Oil and gas property costs not being amortized at December 31, 1997, totaled $18,624,000. Of the total, $12,216,000,
$1,442,000, $901,000 and $4,065,000 was incurred in 1997, 1996, 1995 and 1994, respectively. The Company expects a majority of these costs to be evaluated and to become subject to amortization within the next three years.

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

                             Gas in Million Cubic Feet     Oil in Thousands of Barrels
                            ----------------------------  ------------------------------
                              1997       1996     1995      1997       1996       1995
                            ---------  --------  -------  ---------  ---------  --------

Total proved reserves-
 Developed and
   undeveloped
   Beginning of year......    64,094    37,478   33,597      6,207      3,792     3,623
   Revisions of previous
     estimates............    (1,206)    1,289    1,083       (306)       410       241
   Improved recovery......         -        27      205          5        165       255
   Extensions and
     discoveries..........    17,401    13,675    7,459        845        242       301
   Purchases of
     reserves.............       374    21,107      396        301      2,457         5
   Production.............   (10,958)   (9,198)  (5,262)      (839)      (853)     (633)
   Sales of
     properties...........      (162)     (284)       -          -         (6)        -
                             -------    ------   ------      -----      -----     -----
   End of year............    69,543    64,094   37,478      6,213      6,207     3,792
                             =======    ======   ======      =====      =====     =====
Proved developed
 reserves-
   Beginning of year......    62,806    36,986   31,967      6,006      3,685     3,099
   End of year............    67,771    62,806   36,986      6,197      6,006     3,685

     FUTURE NET CASH FLOWS (UNAUDITED)--Future revenues are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

                  DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES
                  RELATING TO PROVED RESERVES AT DECEMBER 31,

                                                                                          1997        1996       1995
                                                                                       ----------  ----------  ---------
                                                                                                (In thousands)
   Cash inflows......................................................................   $266,095   $ 380,765   $141,429
   Production and development costs..................................................    (91,094)   (115,224)   (53,413)
   Income tax expense................................................................    (34,171)    (70,692)   (15,822)
                                                                                        --------   ---------   --------
   Net cash flows....................................................................    140,830     194,849     72,194
   10% annual discount rate..........................................................    (41,577)    (65,629)   (21,436)
                                                                                        --------   ---------   --------
   Discounted future net cash flows..................................................   $ 99,253   $ 129,220   $ 50,758
                                                                                        ========   =========   ========

The following are the principal sources of change in the discounted future net cash flows:

                                                                                         For the Year Ended December 31,
                                                                                         -------------------------------
                                                                                          1997        1996        1995
                                                                                          ----        ----        ----
                                                                                                 (In thousands)
Sales, net of production costs.......................................................   $(31,338)  $ (27,915)  $(12,879)
Net change in prices and production costs............................................    (69,612)     42,155      1,512
Extensions, discoveries and improved
  recovery, net of related costs.....................................................     36,531      33,267     10,544
Change in future development costs...................................................        660       1,112      1,026
Revision of quantities...............................................................     (2,432)      6,205      2,969
Accretion of discount................................................................     17,259       6,120      5,133
Change in income taxes...............................................................     20,902     (32,920)    (1,837)
Purchases of reserves in place.......................................................      4,592      57,672        409
Sales of properties..................................................................       (254)       (238)         -
Change in production rates and other.................................................     (6,275)     (6,996)     1,159
                                                                                        --------   ---------   --------
                                                                                        $(29,967)  $  78,462   $  8,036
                                                                                        ========   =========   ========

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

                          KEY PRODUCTION COMPANY, INC.

                UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                         First   Second    Third   Fourth    Total
                        -------  -------  -------  -------  -------
                           (In thousands, except per share data)
1997
----
Revenues..............  $11,110  $ 9,516   $9,613  $11,912  $42,151
Expenses, net.........    8,240    7,473    7,613    9,129   32,455
                        -------  -------   ------  -------  -------
Net income............  $ 2,870  $ 2,043   $2,000  $ 2,783  $ 9,696
                        =======  =======   ======  =======  =======
Basic earnings per
 common share.........  $   .25  $   .18   $  .17  $   .24  $   .84
                        =======  =======   ======  =======  =======
Diluted earnings per
 common share.........  $   .24  $   .17   $  .16  $   .23  $   .80
                        =======  =======   ======  =======  =======


1996
----
Revenues..............  $ 5,881  $10,209   $9,788  $12,008  $37,886
Expenses, net.........    4,967    8,303    7,617    9,019   29,906
                        -------  -------   ------  -------  -------
Net income............  $   914  $ 1,906   $2,171  $ 2,989  $ 7,980
                        =======  =======   ======  =======  =======
Basic earnings per
 common share *.......  $   .10  $   .16   $  .19  $   .26  $   .73
                        =======  =======   ======  =======  =======
Diluted earnings per
 common share *.......  $   .10  $   .16   $  .18  $   .24  $   .69
                        =======  =======   ======  =======  =======

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Information About Nominees for Election as Directors" in the Company's proxy statement relating to the Company's 1998 annual meeting of stockholders (Proxy Statement) is incorporated herein by reference. Certain information with regard to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM  11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Summary Compensation Table," "Aggregated Option Exercises In The Last Fiscal Year and Fiscal Year-End Option Values," "Director Compensation," and "Employment Agreements" in the Proxy Statement is incorporated herein by reference.


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

          Statement of income for each of the three years in the period ended December 31, 1997.

          Statement of cash flows for each of the three years in the period ended December 31, 1997.

          Balance sheet as of December 31, 1997 and 1996.

          Statement of changes in stockholders' equity for each of the three years in the period ended December 31, 1997.

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

         +10.7  --  Key Production Company, Inc. 1992 Stock Option Plan
                    (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

         +10.8  --  Key Production Company, Inc. Stock Option Plan for Non-
                    Employee Directors, (incorporated by reference to Exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).


         +10.9  --  Stock Option Agreement between the Registrant and Francis H.
                    Merelli, dated September 1, 1992 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).



         +10.10 --  Key Production Company, Inc. 401(k) Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).


         +10.11 --  Employment Agreement between the Registrant and Francis H.
                    Merelli, dated as of September 1, 1992 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).



         +10.12 --  Employment Agreement between the Registrant and Monroe W.
                    Robertson, dated as of September 1, 1992 (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).


          10.16 -- Credit Agreement between Key Production Company, Inc. and NationsBank of Texas, N.A., dated April 25, 1994 (incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K dated April 29, 1994, file no. 0-17162).

       +  10.18  -- Key Production Company, Inc. Income Continuance Plan, dated effective June 1, 1994 (incorporated by reference to Exhibit
                    10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, file no. 0-17162).
          10.19 -- First Amendment to Credit Agreement between Key Production Company, Inc. and NationsBank of Texas, N.A., dated January 1, 1997 (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, file no. 0-17162).

         * 23.1  -- Consent of Arthur Andersen LLP dated March 23, 1998.

         * 27.1  -- Financial Data Schedule for Commercial and Industrial
                    Companies per Article 5 of Regulation S-X for the year ended December 31, 1997.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KEY PRODUCTION COMPANY, INC.

                              By: /s/ F. H. Merelli
                                 _______________________________________
                                 F. H. Merelli
Date: 3/23/98                    Chairman, President and Chief
                                 Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature             Title                Date
            ---------             -----                ----


/s/ F. H. Merelli
________________________      Director, Chairman,
   F. H. Merelli              President and Chief
                              Executive Officer
                              (Principal Executive
                              Officer)                 3/23/98

/s/ Monroe W. Robertson
________________________      Senior Vice President
   Monroe W. Robertson        and Secretary
                              (Principal Financial
                              Officer)                 3/23/98

/s/ Cathy L. Anderson
________________________      Controller
   Cathy L. Anderson          (Principal Accounting
                              Officer)                 3/23/98

/s/ Cortlandt S. Dietler
________________________      Director                 3/23/98
   Cortlandt S. Dietler


/s/ L. Paul Teague
________________________      Director                 3/23/98
   L. Paul Teague