Form 10-Q
period 1998-03-31
KEY PRODUCTION CO INC
filed 1998-05-13
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission file number    0-17162
                        -----------


                         KEY PRODUCTION COMPANY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                         84-1089744
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

707 Seventeenth Street, Suite 3300  Denver, Colorado              80202-3404
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code    303/295-3995  .
                                                    ----------------
One Norwest Center, 20th Floor
1700 Lincoln Street, Denver, Colorado                             80203-4520
--------------------------------------------------------------------------------
(Previous Address of Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X      NO _____
                                       -----

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of March 31, 1998, is 11,504,080.

                         PART 1  FINANCIAL INFORMATION
                         -----------------------------

ITEM 1  FINANCIAL STATEMENTS
----------------------------

                         KEY PRODUCTION COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                              For the Three Months
                                                 Ended March 31,
                                             ----------------------
(In thousands, except per share data)           1998         1997
                                             ----------  ----------
Revenues:
 Oil and gas production revenues             $    9,786  $   11,039
 Other revenues                                      25          71
                                             ----------  ----------

                                                  9,811      11,110
                                             ----------  ----------

Operating Expenses:
 Depreciation, depletion and amortization         3,960       3,154
 Operating costs                                  2,827       2,753
 Administrative, selling and other                  452         409
 Financing costs:
   Interest costs                                   290         189
   Interest income                                  (33)        (24)
                                             ----------  ----------

                                                  7,496       6,481
                                             ----------  ----------

Income Before Income Taxes                        2,315       4,629

Provision for Income Taxes                          880       1,759
                                             ----------  ----------

Net Income                                   $    1,435  $    2,870
                                             ==========  ==========

Basic Earnings Per Share                     $      .12  $      .25
                                             ==========  ==========

DILUTED EARNINGS PER SHARE                   $      .12  $      .24
                                             ==========  ==========


        The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
(In thousands)                                       1998        1997
                                                   --------    --------
Cash Flows from Operating Activities:
 Net income                                        $  1,435     $ 2,870
 Adjustment to reconcile net income to net cash
   provided by operating activities:
   Depreciation, depletion and amortization           3,960       3,154
   Deferred income taxes                                787       1,574

 Changes in operating assets and liabilities:
   Decrease in receivables                            2,956       2,798
   Decrease in prepaid expenses and other                26         243
   Increase (decrease) in accounts payable
     and accrued expenses                            (4,447)      1,075
   Decrease in long-term property liabilities
     and other                                          (40)       (235)
                                                   --------    --------

     Net cash provided by operating activities        4,677      11,479
                                                   --------    --------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures                                      (9,169)     (5,739)
 Acquisition of oil and gas properties                  (49)       (404)
 Proceeds from sale of oil and gas properties             -          44
 Other capital expenditures                            (126)        (66)
                                                   --------    --------

     Net cash used by investing activities           (9,344)     (6,165)
                                                   --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings                                 4,000       1,000
 Payments on long-term debt                               -      (4,500)
 Payments to acquire treasury stock                       -          (1)
                                                   --------    --------

     Net cash provided (used) by financing
     activities                                       4,000      (3,501)
                                                   --------    --------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  (667)      1,813

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        3,349       1,581
                                                   --------    --------

Cash and Cash Equivalents at End of Period         $  2,682    $  3,394
                                                   ========   =========


        The accompanying notes to consolidated financial statement are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (unaudited)

                                                March 31,   December 31,
(In thousands)                                     1998         1997
                                               -----------  ------------

             ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                     $     2,682  $      3,349
 Receivables                                         7,298        10,254
 Prepaid expenses and other                            354           380
                                               -----------  ------------

                                                    10,334        13,983
                                               -----------  ------------

OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
   Proved properties                               146,081       138,447
   Unproved properties and properties
     under development, not being amortized         20,736        18,624
                                               -----------  ------------
                                                   166,817       157,071
   Less  accumulated depreciation,
     depletion and amortization                    (45,775)      (41,919)
                                               -----------  ------------
                                                   121,042       115,152
                                               -----------  ------------

OTHER ASSETS, NET                                    1,534         1,512
                                               -----------  ------------

                                               $   132,910  $    130,647
                                               ===========  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                              $     6,424  $     11,290
 Accrued exploration and development                 1,813         1,285
 Accrued lease operating expense and other           1,085           729
                                               -----------  ------------
                                                     9,322        13,304
                                               -----------  ------------

Long-Term Debt                                      39,000        35,000
                                               -----------  ------------

NONCURRENT LIABILITIES
 Deferred income taxes                              16,490        15,703
 Long-term property liabilities and other            1,689         1,729
                                               -----------  ------------
                                                    18,179        17,432
                                               -----------  ------------

STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 11,776,190 shares
   issued                                            2,944         2,944
 Paid-in capital                                    37,390        37,380
 Retained earnings                                  28,600        27,165
 Treasury stock at cost, 272,110, and
   277,835 shares, respectively                     (2,525)       (2,578)
                                               -----------  ------------
                                                    66,409        64,911
                                               -----------  ------------
                                               $   132,910  $    130,647
                                               ===========  ============

        The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                      TOTAL
                                                                      STOCK-
                              COMMON   PAID-IN  RETAINED  TREASURY   HOLDERS'
                              STOCK    CAPITAL  EARNINGS   STOCK      EQUITY
                              -------  -------  --------  --------   --------
                                  (In thousands, except per share data)

BALANCE, DECEMBER 31, 1997    $2,944   $37,380   $27,165   $(2,578)   $64,911
 Net income                        -         -     1,435         -      1,435
 Treasury stock issued             -        10         -        53         63
                              ------   -------   -------   -------    -------
BALANCE, MARCH 31, 1998       $2,944   $37,390   $28,600   $(2,525)   $66,409
                              ======   =======   =======   =======    =======




        The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The financial statements included herein have been prepared by Key Production Company, Inc. (Key or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal, recurring nature except as disclosed herein. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
These financial statements should be read in conjunction with the financial statements and summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Key and the accounts of its wholly-owned subsidiaries: Brock Exploration Corporation, Brock Oil and Gas Corporation and Brock Gas Systems and Equipment, Inc.

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

INCOME TAXES

     Income tax expense consisted of the following:

                          Three Months Ended March 31,
                          ----------------------------
                           1998                  1997
                          ------                ------

Current Taxes:
 Federal                  $    -                $    -
 State                        93                   185

Deferred Taxes:              787                 1,574
                          ------                ------

                          $  880                $ 1,759
                          ======                =======

NET INCOME PER SHARE

     The Company adopted Financial Accounting Standards No. 128, "Earnings per Share," on December 15, 1997. The new standard replaces "primary earnings per share" with "basic earnings per share" and redefines "diluted earnings per share." Basic earnings per share is computed based on the monthly weighted-average number of shares outstanding during the period. The weighted-average number of common shares used in computing basic earnings per share was 11,498,413 and 11,454,527 for 1998 and 1997, respectively. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options) using the treasury stock method. Dilutive equivalents assumed to have been exercised totaled 681,237 and 724,701 for 1998 and 1997, respectively. The effect on this previously reported earnings per share data was as follows:


                                           For the Three Months
     Per Share Amounts                     Ended March 31,1997
     -----------------                     --------------------

     Primary EPS as reported                     $    .24
     Effect of SFAS No. 128                           .01
                                                 --------
     Basic EPS as restated                       $    .25
                                                 ========

     Fully diluted EPS as reported               $    .24
     Effect of SFAS No. 128                             -
                                                 --------
     Diluted EPS as restated                     $    .24
                                                 ========

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.5 and 5.9 percent rates of interest at March 31, 1998 and December 31, 1997, respectively, with cost approximating market.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                           For the Three Months
                                              Ended March 31,
                                            1998          1997
                                           ------        ------

Cash paid during the period for:
 Interest (net of amounts capitalized)     $  252        $  368
 Income taxes (net of refunds received)    $    3        $    6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting first quarter net income of $1.4 million, or $.12 per diluted share. This is down 50 percent from the $2.9 million and $.24 per diluted share reported for the first quarter of 1997. These results were based on revenues of $9.8 million and $11.1 million for 1998 and 1997, respectively.

     During the first quarter of 1998, Key generated record equivalent gas production. Additions to production from new drilling helped to counter the impact of extremely low oil and gas prices for this period.

RESULTS OF OPERATIONS

                               For the Three Months
                                  Ended March 31,
                                 1998        1997
                               --------    --------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume  Mcf per day          33,057      28,367
Gas Price  Per Mcf             $   2.08    $   2.66
Oil Volume  Barrels per day       2,808       2,229
Oil Price  Per barrel          $  13.45   $   20.41
Full Cost Amortization Rate        39.4%       28.2%


     Oil and gas revenues decreased by 11 percent between the first quarters of 1998 and 1997 despite hefty increases to production. Key's oil and gas revenues were $9.8 million for the first quarter of 1998, compared to $11.0 million for the first quarter of 1997.

     Gas sales slipped 9 percent to $6.2 million for 1998. The $.6 million decrease is composed of a negative $1.7 million price variance and a positive $1.1 million boost from production. Average daily gas volumes climbed from 28,367 Mcf per day in 1997 to 33,057 Mcf per day in 1998. Unfortunately, Key's average gas price dropped from $2.66 per Mcf in 1997 to $2.08 per Mcf in 1998. Gas volumes continue to rise due to the success of the Company's drilling program.

     Oil sales for the current quarter of $3.4 million are down 17 percent from the $4.1 million reported for the same quarter a year ago. Average daily production rose from 2,229 barrels per day in 1997 to 2,808 barrels per day in 1998, adding $1.1 million in value to sales. Approximately 73 percent of the oil volume increase is from the acquisition of producing oil properties in the third quarter of 1997. On the downside, Key's average oil price plummeted from $20.41 per barrel in 1997 to $13.45 in 1998. Price had a negative impact of $1.8 million on sales.

     Product sales from gas processing plants contributed approximately $210,000 and $162,000 to oil and gas production revenues in 1998 and 1997, respectively. In the first quarter of 1998, Key's oil and gas revenues are derived from the following product mix: 35 percent oil, 63 percent gas and 2 percent from plant product sales. Similarly, the product mix for 1997 was: 37 percent oil, 61 percent gas and 2 percent from plant product sales.

     Other revenues were approximately $25,000 and $71,000 for the first quarter of 1998 and 1997, respectively. Key's primary source of other revenue for 1997 was income from a pipeline acquired in the 1996 Brock acquisition. This pipeline was sold in March 1997, resulting in a decrease to other revenues between 1997 and 1998.

     Depreciation, depletion and amortization (DD&A) expense increased 26 percent between the first quarters of 1998 and 1997 despite an 11 percent decrease to oil and gas revenues. The depletion rate as a percentage of oil and gas sales increased from 28.2 percent in the first quarter of 1997 to 39.4 percent in the same period of 1998 largely due to unfavorable commodity prices.

     Operating expenses increased 3 percent between the first quarters of 1997 and 1998 while equivalent production increased by 20 percent. On a unit of production basis, operating expenses declined from $.73 per EMcf in 1997 to $.63 per EMcf in 1998. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     General, administrative and other costs (G&A) increased by 11 percent between 1998 and 1997. Based on the increase in sales volumes, this translates to a $.01 per EMcf decrease to G&A between 1997 and 1998. Due to certain economies of scale and full cost accounting rules, which provide for the capitalization of direct overhead related to acquisition, exploration and development activities, the Company was able to maintain levels of (G&A) expense while managing a growing asset base.

     Interest expense before capitalization was $625,000 and $360,000 for first quarter 1998 and 1997, respectively. Key capitalized interest of $335,000 and $171,000 in 1998 and 1997, respectively. These amounts are for borrowings associated with undeveloped leasehold. The long-term debt balance was $39.0 million at March 31, 1998, compared to $19.0 million at March 31, 1997.

     Key is using an effective tax rate of 38 percent for 1998 and 1997.

CASH FLOW AND LIQUIDITY

     Key's primary needs for cash are to fund oil and gas exploration, development and acquisition activities and for payment of existing obligations and trade commitments related to oil and gas operations. The Company's primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

     Cash from operating activities for the first quarter of 1998 was $4.7 million, down 59 percent from the $11.5 million reported a year ago. Most of the variance stems from a reduction of accounts payable balances and a decrease in net income.

     Expenditures for exploration and development for the first quarter of 1998 totaled $9.2 million, or double the cash provided by operating activities. This is a 60 percent increase over the $5.7 million spent in the first quarter of 1997. So far in 1998, exploration and development projects have been funded with a combination of cash from operations and long-term-debt. In the first quarter of 1997, exploration and development projects were funded with cash from operations.

     In the first quarter of 1998, the Company borrowed $4.0 million to finance exploration and drilling activities in excess of cash generated by operating activities. In the first quarter of 1997, the Company retired a net $3.5 million of long-term debt using cash from operating activities.

     The Company's ratio of current assets to current liabilities was 1.1 to 1 at March 31, 1998 and December 31, 1997.

FUTURE TRENDS

     Key expects to continue to expand its drilling program for the remainder of 1998. First quarter expenditures for exploration and development are significantly ahead of last year, $9.2 million compared to $5.7 million for the first quarter of 1997. Exploration for the year is expected to outpace 1997. The Company expects its budget for drilling expenditures to increase to approximately $34 million compared to $24.7 million spent for drilling in 1997. Total expenditures for exploration and development, including land and seismic costs, are expected to increase to $46.1 million. This compares to $40.5 million spent in 1997.

     Exploration efforts will continue in the company's five primary focus areas: the Mid-Continent, Rocky Mountains, California, North Texas and the Gulf Coast. Drilling has commenced on the Company's salt basin play in Mississippi and several locations are expected to be drilled during the remainder of the year. The first well on the Company's West Gueydan prospect in south Louisiana is currently being drilled and several other drilling locations have been identified.

     Activity is increasing in North Texas, Key's newest region. The company became active in the Hardeman Basin of north-central Texas through a joint-venture agreement entered into in the fall of 1997. To date four oil wells have been completed as producers. Key will operate all wells drilled under the exploration joint venture agreement.

     California continues to be one of the Company's most active exploration regions. However, hampered by inclement weather on the West Coast, drilling activity was somewhat behind schedule for the first quarter. Gas sales were also affected by pipeline capacity constraints. The two productive wells drilled in the area during 1998 will begin producing once expansion of the Company's gas gathering facility is completed late in the second quarter.
The total number of wells drilled in 1998 is expected to be significantly higher than the number drilled in 1997.

     Oil and gas prices declined since yearend 1997 and continue to be depressed. These price declines had a significant negative impact on first quarter 1998 revenue. Although increased production from new wells will help mitigate the effect, low product prices will have a negative impact on revenue and net income. It is impossible to predict, with any substantial degree of accuracy, the trend in, or level of, future oil and gas prices and their impact on the Company's reported results in future periods.

     Lower product prices also impact the calculation of the limitation on capitalized costs under the full cost accounting rules of the Securities and Exchange Commission. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling' is exceeded, even if prices decline for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key has not taken any such writedowns in the past.

     On April 15, 1998, the Company amended certain terms of its existing revolving credit facility with NationsBank of Texas, N.A (Second Amendment to the Credit Agreement). The Second Amendment to the Credit Agreement increased the maximum loan amount authorized under the facility from $50 million to $75 million and increased the borrowing base from $42 million to $55 million. No other significant terms were modified. The Second Amendment to the Credit Agreement is being filed as an exhibit to this Form 10-Q.

     The Company will continue to review merger and acquisition opportunities. Potential acquisitions or mergers with the economic and strategic attributes necessary to facilitate the profitable growth of the Company will be actively pursued.

     Management believes that cash on hand, net cash generated from operations and amounts available under the Company's revolving line of credit will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding operations, exploration and development activities.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for the remainder of 1998 with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements.

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

PART II  OTHER INFORMATION
--------------------------


ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     None.

ITEM 2.  CHANGES IN SECURITIES
-------  ---------------------

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
-------  -------------------------------------------------------

     None.

ITEM 5.  OTHER INFORMATION
-------  -----------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

     (a) Exhibits:

         10.20 Second Amendment to Credit Agreement between Key Production Company, Inc. and NationsBank of Texas, N.A., dated April 15, 1998.

         27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended March 31, 1998.

     (b) Reports on Form 8-K:

         None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated May __, 1998


                                      KEY PRODUCTION COMPANY, INC.




                                      ------------------------------------------
                                      Monroe W. Robertson
                                      Senior Vice President and Secretary
                                      (Principal Financial Officer)




                                      ------------------------------------------
                                      Cathy L. Anderson
                                      Controller
                                      (Principal Accounting Officer)