Form 10-Q
period 1998-06-30
KEY PRODUCTION CO INC
filed 1998-08-12
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ______________


Commission file number      0-17162
                          -----------


                            KEY PRODUCTION COMPANY, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                     84-1089744
-----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

707 Seventeenth Street, Suite 3300  Denver, Colorado         80202-3404
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code  303/295-3995.
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                        ---      ---

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of June 30, 1998, is 11,507,602.

                         PART 1  FINANCIAL INFORMATION
                         -----------------------------

ITEM 1  FINANCIAL STATEMENTS
----------------------------

                          KEY PRODUCTION COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                         For the Quarter    For the Six Months
                                          Ended June 30,      Ended June 30,
                                         ---------------   -------------------
(In thousands, except per share data)     1998     1997       1998      1997
                                         -------  ------   ---------  --------

REVENUES:
 Oil and gas production revenues         $9,594   $9,421     $19,380   $20,460
 Other revenues                             101       95         126       166
                                         ------   ------     -------   -------
                                          9,695    9,516      19,506    20,626
                                         ------   ------     -------   -------

OPERATING EXPENSES:
 Depreciation, depletion and
   amortization                           3,878    2,884       7,838     6,038
 Operating costs                          2,638    2,529       5,465     5,282
 Administrative, selling and other          424      695         876     1,104
 Financing costs:
   Interest costs                           305      132         595       321
   Interest income                          (50)     (19)        (83)      (43)
                                         ------   ------     -------   -------

                                          7,195    6,221      14,691    12,702
                                         ------   ------     -------   -------

Income Before Income Taxes                2,500    3,295       4,815     7,924

Provision for Income Taxes                  950    1,252       1,830     3,011
                                         ------   ------     -------   -------

NET INCOME                               $1,550   $2,043     $ 2,985   $ 4,913
                                         ======   ======     =======   =======

BASIC EARNINGS PER SHARE                 $  .13   $  .18     $   .26   $   .43
                                         ======   ======     =======   =======

DILUTED EARNINGS PER SHARE               $  .13   $  .17     $   .24   $   .40
                                         ======   ======     =======   =======


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                For the Six Months
                                                                  Ended June 30,
                                                            -------------------------
(In thousands)                                                 1998            1997
                                                            ---------        --------

Cash Flows from Operating Activities:
 Net income                                                 $  2,985         $  4,913
 Adjustment to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization                    7,838            6,038
   Deferred income taxes                                       1,637            2,694
 Changes in operating assets and liabilities:
   Decrease in receivables                                     3,169            2,617
   Increase in prepaid expenses and other                       (160)            (497)
   Increase (decrease) in accounts payable
     and accrued expenses                                     (2,138)           2,602
   Decrease in long-term property liabilities
     and other                                                  (197)            (283)
                                                            --------         --------

     Net cash provided by operating activities                13,134           18,084
                                                            --------         --------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures                                              (17,274)         (13,430)
 Acquisition of oil and gas properties                          (128)          (3,827)
 Proceeds from sale of oil and gas properties                  2,175              318
 Other capital expenditures                                     (404)            (449)
                                                            --------         --------

     Net cash used by investing activities                   (15,631)         (17,388)
                                                            --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings                                          4,000            6,000
 Payments on long-term debt                                        -           (4,500)
 Payments to acquire common stock                                (17)              50
 Payments to acquire treasury stock                                -             (408)
                                                            --------         --------

     Net cash provided by financing
     activities                                                3,983            1,142
                                                            --------         --------

NET INCREASE IN CASH
 and Cash Equivalents                                          1,486            1,838

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 3,349            1,581
                                                            --------         --------

Cash and Cash Equivalents at End of Period                  $  4,835         $  3,419
                                                            ========         ========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                               June 30,   December 31,
(In thousands)                                   1998         1997
                                               --------   ------------
             ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                     $  4,835       $  3,349
 Receivables                                      7,085         10,254
 Prepaid expenses and other                         540            380
                                               --------       --------

                                                 12,460         13,983
                                               --------       --------
Oil and Gas Properties, on the basis of
 FULL COST ACCOUNTING:
   Proved properties                            153,872        138,447
   Unproved properties and properties
     under development, not being amortized      20,312         18,624
                                               --------       --------
                                                174,184        157,071
   Less  accumulated depreciation,

     depletion and amortization                 (49,550)       (41,919)
                                               --------       --------
                                                124,634        115,152
                                               --------       --------

OTHER ASSETS, NET                                 1,709          1,512
                                               --------       --------

                                               $138,803       $130,647
                                               ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                              $  8,637       $ 11,290
 Accrued exploration and development              3,171          1,285
 Accrued lease operating expense and other        1,139            729
                                               --------       --------
                                                 12,947         13,304
                                               --------       --------

Long-Term Debt                                   39,000         35,000
                                               --------       --------

NON-CURRENT LIABILITIES
 Deferred income taxes                           17,340         15,703
 Long-term property liabilities and other         1,532          1,729
                                               --------       --------
                                                 18,872         17,432
                                               --------       --------

STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 11,778,190 and
   11,776,190 shares issued, respectively         2,945          2,944
 Paid-in capital                                 37,404         37,380
 Retained earnings                               30,150         27,165
 Treasury stock at cost, 270,588, and
   277,835 shares, respectively                  (2,515)        (2,578)
                                               --------       --------
                                                 67,984         64,911
                                               --------       --------
                                               $138,803       $130,647
                                               ========       ========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                     Total
                                                                     Stock-
                              Common  Paid-in  Retained  Treasury   holders'
                               Stock  Capital  Earnings   Stock      Equity
                              ------  -------  --------  --------   --------
                                   (In thousands, except per share data)

BALANCE, DECEMBER 31, 1997    $2,944  $37,380   $27,165   $(2,578)   $64,911
 Net income                        -        -     2,985         -      2,985
 Common stock issued               1        7         -         -          8
 Treasury stock issued             -       17         -        64         81
 Treasury stock issued             -        -         -        (1)        (1)
                              ------  -------  --------   -------    -------

Balance, June 30, 1998        $2,945  $37,404   $30,150   $(2,515)   $67,984
                              ======  =======  ========   =======    =======


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

INCOME TAXES

     Income tax expense consisted of the following:

                                 Six Months Ended June 30,
                                 -------------------------
                                       1998     1997
                                      ------  -------

                 Current Taxes:
                    Federal           $    -   $    -
                    State                193      317

                 Deferred Taxes:       1,637    2,694
                                      ------  -------

                                      $1,830   $3,011
                                      ======  =======

NET INCOME PER SHARE

     The Company adopted Financial Accounting Standards No. 128, "Earnings per Share," on December 15, 1997. The new standard replaces "primary earnings per share" with "basic earnings per share" and redefines "diluted earnings per share." Basic earnings per share is computed based on the monthly weighted-average number of shares outstanding during the period. The weighted-average number of common shares used in computing basic earnings per share were:
11,504,686 and 11,468,360 for the second quarters of 1998 and 1997, respectively; and 11,501,567 and 11,461,482 for the first six months of 1998 and 1997, respectively. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options) using the treasury stock method. Dilutive equivalents assumed to have been exercised totaled: 712,575 and 665,216 for the second quarters of 1998 and 1997, respectively; and 696,906 and 694,959 for the first six months of 1998 and 1997, respectively. The effect on this previously reported earnings per share data was as follows:


                                      For the Three Months  For the Six Months
Per Share Amounts                     Ended June 30, 1997   Ended June 30, 1997
-----------------                     --------------------  -------------------

     Primary EPS as reported                  $.17                 $.40
     Effect of SFAS No. 128                    .01                  .03
                                              ----                 ----
     Basic EPS as restated                    $.18                 $.43
                                              ====                 ====

     Fully diluted EPS as reported            $.17                 $.40
     Effect of SFAS No. 128                      -                    -
                                              ----                 ----
     Diluted EPS as restated                  $.17                 $.40
                                              ====                 ====

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.5 and 5.9 percent rates of interest at June 30, 1998 and December 31, 1997, respectively, with cost approximating market.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      For the Six Months
                                                         Ended June 30,
                                                      ------------------
                                                        1998       1997
                                                      --------   -------

Cash paid during the period for:
  Interest (net of amounts capitalized)                  $ 515    $ 601
  Income taxes (net of refunds received)                 $ 115    $ 106

CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new statement becomes effective for fiscal years beginning after June 15, 1999.
SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.


     The Company is not currently participating in any transactions or contracts that would be subject to the accounting and reporting standards of SFAS No. 133. Therefore, adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting second quarter net income of $1.6 million, or $.13 per diluted share. Both are down 24 percent from the $2.0 million and $.17 per diluted share reported for the second quarter of 1997. The second quarter results are based on revenues of $9.7 million and $9.5 million in 1998 and 1997, respectively.

     On a year to date basis, Key is reporting a 39 percent decrease to net income, and a 40 percent decrease to net income per diluted share. Net income for the six-month periods was $3.0 million and $4.9 million, respectively.

     Looking at company history, Key attained its highest equivalent gas production in the first half of 1998. However, record high production was not enough to offset the impact of lower product prices.

RESULTS OF OPERATIONS


                                            For the Quarter                   For the Six Months
                                            Ended June 30,                       Ended June 30,
                                         --------------------               ----------------------
                                          1998          1997                 1998            1997
                                         ------        ------               ------          ------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume  Mcf per day                   34,744        29,550               33,905         28,962
Gas Price  Per Mcf                       $  2.07       $  2.00              $  2.07        $  2.32
Oil Volume  Barrels per day                2,593         2,366                2,700          2,298
Oil Price  Per barrel                    $ 12.08       $ 17.65              $ 12.79        $ 18.98
Full Cost Amortization Rate                 39.4%         30.0%                39.4%          29.0%

     Oil and gas revenues for the second quarter of 1998 increased 2 percent to $9.6 million from $9.4 million in 1997. Oil and gas revenues for the six-month periods decreased by 5 percent between 1998 and 1997 despite increases to both oil and gas production.

     Oil sales for the current quarter of $2.8 million reflect a 25 percent decrease from the $3.8 million reported for the same quarter a year ago. Oil production increased 10 percent to 2,593 barrels per day and added $.4 million to oil sales. The quarterly production gains came primarily from new drilling in the Hardeman Basin of North Texas. On the downside, the Company's average oil price dropped from $17.65 per barrel in 1997 to $12.08 per barrel in 1998. The decrease in oil prices had a negative $1.3 million impact on quarterly oil sales.

     Oil sales for the first six months of 1998 fell 21 percent to $6.2 million. Most of the shrinkage, $3.0 million, is due to low crude oil prices. Key's average price realization for this period went from $18.98 per barrel in 1997 to $12.79 per barrel in 1998. On the bright side, daily production climbed from 2,298 barrels per day in 1997 to 2,700 barrels per day in 1998. The 17 percent production gain added $1.4 million in value, but was not enough to offset the decline in oil prices.

     Gas sales for the second quarter advanced from $5.4 million in 1997 to $6.5 million in 1998, a 21 percent increase. Growth in gas production was complemented by a 3 percent increase to gas prices. Daily gas output for the second quarter rose from 29,550 Mcf per day in 1997 to 34,744 Mcf per day in 1998 and added $.9 million in value. Key's average gas price rose from $2.00 per Mcf in 1997 to

$2.07 per Mcf in 1998 for an additional $.2 million in sales. The rise in quarter-over-quarter gas production was largely attributable to new gas wells coming on line in the Sacramento Basin of California.

     Gas sales for the six-month periods increased by 4 percent to reach $12.7 million in 1998. Daily production expanded from 28,962 Mcf per day in 1997 to 33,905 Mcf per day in 1998. Production increases contributed almost $2.1 million to gas sales, more than enough to offset price declines. Average daily prices for the six months slipped from $2.32 per Mcf in 1997 to $2.07 per Mcf in 1998 and had a negative $1.5 million impact.

     Product sales from gas processing plants for the second quarter decreased 8 percent between 1997 and 1998, but increased 7 percent between the first six months of 1997 and 1998.

     Key's second quarter oil and gas revenues are derived from the following product mix: 30 percent oil, 68 percent gas and 2 percent plant products. This compares to the following mix for 1997: 40 percent oil, 57 percent gas and 3 percent plant products.

     Other revenues were approximately $126,000 and 166,000 for the first six months of 1998 and 1997, respectively. Key's primary source of other revenue in 1997 was income from a pipeline acquired in the 1996 Brock acquisition. This pipeline was subsequently sold in March of 1997. Other revenues in 1998 include the addition of income from the Company's new gathering system in California.

     Depreciation, depletion and amortization (DD&A) expense increased 34 percent between the second quarters of 1997 and 1998 even though oil and gas revenues remained relatively flat. The depletion rate as a percentage of oil and gas sales increased from 30.0 percent in the second quarter of 1997 to 39.4 percent in the same period of 1998.

     DD&A expense for the six months increased by 30 percent between 1997 and 1998 while sales decreased by 5 percent. The six-month depletion rate as a percentage of oil and gas sales escalated from 29.0 percent in 1997 to 39.4 percent in 1998. Depressed product prices, particularly for oil, were a factor in the elevated DD&A rates for the second quarter and first six months of 1998. Also included in DD&A expense is a relatively immaterial amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     Quarterly operating expenses increased by 4 percent between 1997 and 1998. On a unit of production basis, second quarter expenses decreased from $.64 per EMcf in 1997 to $.58 per EMcf in 1998. Year to date operating expenses increased 3 percent between 1997 and 1998. Compared on a unit of production basis, year to date expenses decreased 12 percent, or $.08 per EMcf to $.60 per EMcf in 1998. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     General, administrative and other costs (G&A) decreased 39 percent between the second quarters of 1997 and 1998, and decreased 21 percent between the first six months of 1997 and 1998. Due to certain economies of scale and full cost accounting rules which provide for the capitalization of direct overhead related to exploration and development activities, the Company was able to maintain or reduce levels of administrative expense while managing an active drilling program and a larger asset base. G&A declined on a units of production basis from $.17 per EMcf for the second quarter of 1997 to $.09 per EMcf in 1998. For the six month period, G&A compared on a unit of production basis decreased by 32 percent, or $.05 per EMcf between 1997 and 1998.

     Interest expense before capitalization was $1,277,000 and $734,000 for the first six months of 1998 and 1997, respectively. Key capitalized interest of $682,000 and $413,000 in 1998 and 1997, respectively. These amounts are for borrowings associated with undeveloped leasehold.

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

     Cash from operating activities for the first six months of 1998 was $13.1 million, down 27 percent from the $18.1 million reported a year ago. Most of the variance stems from a reduction of accounts payable balances and a decrease in net income.

     Expenditures for exploration and development for the first six months of 1998 total $17.3 million or 132 percent of cash provided by operating activities. This is a 29 percent increase over the $13.4 million spent in the first six months of 1997. So far in 1998, exploration and development projects have been funded with a combination of cash from operations and long-term debt. In the first six months of 1997, exploration and development projects were funded with cash from operations.

     In 1997, Key acquired non-producing acreage over several salt domes in west central Mississippi. Key used a combination of cash from operating activities and a draw on its line of credit with NationsBank to fund this transaction. The Company has since acquired additional acreage and now holds acreage over 14 salt domes in this area.

     Key has received various proceeds totaling $2.2 million in 1998 for the sale of miscellaneous producing properties and non-producing acreage.

     In the first six months of 1998, the Company borrowed $4.0 million to finance exploration and drilling activities in excess of cash generated by operating activities. In the same period of 1997, the Company borrowed a net $1.5 million to accomplish the acquisition of non-producing acreage.

     The Company's ratio of current assets to current liabilities was 1 to 1 at June 30, 1998, a slight change from the 1.1 to 1 calculated at December 31, 1997.

FUTURE TRENDS

     Exploration and development efforts are progressing in each of the Company's five regional focus areas. Year-to-date expenditures are significantly ahead of last year's pace but somewhat below the level originally anticipated for mid-year 1998. Although certain projects in the California and Mid-Continent regions scheduled for the first half of the year have been delayed due to weather and other factors outside the control of Key, the Company still expects expenditures for 1998 to be within the range originally anticipated.
The Company has not curtailed planned expenditures as a result of lower product price realizations since adequate funding is expected to be available from cash generated by operating activities along with amounts available under the Company's line of credit.

     Oil and gas prices continued to be depressed during the first half of 1998. As discussed earlier, lower product prices had a significant negative impact on reported revenue, although the impact was mitigated by increased production from new wells. Low product prices, if they continue, will have a negative impact on revenue and net income in future periods. It is impossible to predict, with any substantial degree of accuracy, the trend in, or level of, future oil and gas prices and their impact on the Company's reported results in future periods.

     Lower product prices also impact the calculation of the limitation on capitalized costs under the full cost accounting rules of the Securities and Exchange Commission. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" in exceeded, even if prices decline for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key has not taken any such write-down in the past.

     The Company continues to review merger and acquisition opportunities. Potential acquisitions or mergers with the economic and strategic attributes necessary to facilitate the profitable growth of the Company will be actively pursued.

     As discussed in greater detail in the Company's Form 10-K for the year ended December 31, 1997, the Company has developed a remediation plan that it believes adequately addresses the impact of the Year 2000 problem on its computer systems and software. At yearend 1997, the remaining primary computer system that was not Year 2000 compliant was the accounting software used by the Company. The necessary upgrade to the accounting software package has since been installed and, based on representations from the manufacturer and on testing performed by the Company, is now Year 2000 compliant. This software upgrade was available, at no additional charge, as part of the Company's annual software maintenance agreement with the vendor. The Company engaged a consultant to install the software upgrade. Costs incurred to install the upgrade were immaterial and will be charged to expense in the quarter ending September 30, 1998.

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

   On May 7, 1998, Company held its annual meeting of stockholders at which Francis H. Merelli, Cortlandt S. Dietler and L. Paul Teague were elected as directors.

   The following are the number of votes cast on the election of directors.

Directors                  For     Withhold Authority
---------                  ---     ------------------
Francis H. Merelli      8,925,261       120,597
Cortlandt S. Dietler    8,919,564       126,294
L. Paul Teague          8,926,606       119,252

ITEM 5.  OTHER INFORMATION
-------  -----------------

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

    (a)  Exhibits:

         10.21.1 Amendment No. 1 to the Key Production Company, Inc. 1992 Stock Option Plan, dated March 14, 1997.
         10.21.2 Amendment No. 1 to the Key Production Company, Inc. Stock Option Plan for Non-Employee Directors, dated January 27, 1997.
         10.21.3 Amendment No. 2 to the Key Production Company, Inc. Stock Option Plan for Non-Employee Directors, dated March 14, 1997.
         10.21.4 Amendment No. 3 to the Key Production Company, Inc. Stock Option Plan for Non-Employee Directors, dated May 7, 1998.

         27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended June 30, 1998.

    (b)  Reports on Form 8-K:

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated August __, 1998


                                      KEY PRODUCTION COMPANY, INC.



                                      /s/ Monroe W. Robertson
                                      -----------------------
                                      Monroe W. Robertson
                                      Senior Vice President and Secretary
                                      (Principal Financial Officer)



                                      /s/ Cathy L. Anderson
                                      ---------------------
                                      Cathy L. Anderson
                                      Controller
                                      (Principal Accounting Officer)