Form 10-Q
period 1998-09-30
KEY PRODUCTION CO INC
filed 1998-11-12
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ______________


Commission file number 0-17162
                       -------


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

Registrant's Telephone Number, Including Area Code 303/295-3995.
                                                   -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X           NO
                                        ---              ---

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of September 30, 1998, is 11,514,636.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          KEY PRODUCTION COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                         For the Quarter     For the Nine Months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------
(In thousands, except per share data)     1998     1997       1998      1997
                                         -------  -------    -------   -------

REVENUES:
 Natural gas production                   $6,113   $5,978    $18,825   $18,151
 Oil production                            2,706    3,397      8,954    11,293
 Plant production                            205      207        625       598
 Other                                        35       31        161       197
                                          ------   ------    -------   -------
                                           9,059    9,613     28,565    30,239
                                          ------   ------    -------   -------

OPERATING EXPENSES:
 Depreciation, depletion and
   amortization                            3,983    3,183     11,821     9,221
 Operating costs                           2,885    2,638      8,350     7,920
 Administrative, selling and other           418      454      1,294     1,558
 Financing costs:
   Interest costs                            323      141        918       462
   Interest income                           (42)     (29)      (125)      (72)
                                          ------   ------    -------   -------

                                           7,567    6,387     22,258    19,089
                                          ------   ------    -------   -------

Income Before Income Taxes                 1,492    3,226      6,307    11,150

Provision for Income Taxes                   567    1,226      2,397     4,237
                                          ------   ------    -------   -------

Net Income                                $  925   $2,000    $ 3,910   $ 6,913
                                          ======   ======    =======   =======

Basic Earnings Per Share                  $  .08   $  .17    $   .34   $   .60
                                          ======   ======    =======   =======

DILUTED EARNINGS PER SHARE                $  .08   $  .16    $   .32   $   .57
                                          ======   ======    =======   =======




          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                  For the Nine Months
                                                  Ended September 30,
                                                  -------------------
                                                    1998      1997
                                                  --------   --------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $  3,910   $  6,913
 Adjustment to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization         11,821      9,221
   Deferred income taxes                             2,144      3,791
 Changes in operating assets and liabilities:
   Decrease in receivables                           1,214      1,422
   Increase in prepaid expenses and other             (132)      (153)
   Increase in accounts payable and accrued
     expenses                                        4,152      3,751
   Decrease in long-term property liabilities
     and other                                        (160)      (347)
                                                  --------   --------

     Net cash provided by operating activities      22,949     24,598
                                                  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas exploration and development
   expenditures                                    (30,484)   (23,448)
 Acquisition of oil and gas properties                (349)    (7,799)
 Proceeds from sale of oil and gas properties        3,361        429
 Other capital expenditures                           (463)      (809)
                                                  --------   --------

     Net cash used by investing activities         (27,935)   (31,627)
                                                  --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term borrowings                                9,000     14,000
 Payments on long-term debt                              -     (4,500)
 Payments to acquire common stock                        -       (410)
 Payments to acquire treasury stock                     (3)        50
                                                  --------   --------

     Net cash provided by financing
     activities                                      8,997      9,140
                                                  --------   --------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                4,011      2,111

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       3,349      1,581
                                                  --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  7,360   $  3,692
                                                  ========   ========




          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                 September 30,   December 31,
(In thousands)                                       1998            1997
                                                 -------------   ------------
             ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                       $     7,360     $    3,349
 Receivables                                           9,040         10,254
 Prepaid expenses and other                              512            380
                                                 -----------     ----------

                                                      16,912         13,983
                                                 -----------     ----------
OIL AND GAS PROPERTIES, ON THE BASIS OF
 FULL COST ACCOUNTING:
   Proved properties                                 163,630        138,447
   Unproved properties and properties
     under development, not being amortized           22,599         18,624
                                                 -----------     ----------
                                                     186,229        157,071
   Less  accumulated depreciation,
     depletion and amortization                      (53,381)       (41,919)
                                                 -----------     ----------
                                                     132,848        115,152
                                                 -----------     ----------

OTHER ASSETS, NET                                      1,616          1,512
                                                 -----------     ----------

                                                 $   151,376     $  130,647
                                                 ===========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                $    15,716     $   11,290
 Accrued exploration and development                   1,787          1,285
 Accrued lease operating expense and other             1,518            729
                                                 -----------     ----------
                                                      19,021         13,304
                                                 -----------     ----------

LONG-TERM DEBT                                        44,000         35,000
                                                 -----------     ----------

NON-CURRENT LIABILITIES
 Deferred income taxes                                17,847         15,703
 Long-term property liabilities and other              1,539          1,729
                                                 -----------     ----------
                                                      19,386         17,432
                                                 -----------     ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 11,778,190 and
   11,776,190 shares issued, respectively              2,945          2,944
 Paid-in capital                                      37,406         37,380
 Retained earnings                                    31,061         27,165
 Treasury stock at cost, 263,554, and
   277,835 shares, respectively                       (2,443)        (2,578)
                                                 -----------     ----------
                                                      68,969         64,911
                                                 -----------     ----------
                                                 $   151,376     $  130,647
                                                 ===========     ==========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                      TOTAL
                                                                      STOCK-
                              COMMON  PAID-IN  RETAINED   TREASURY   HOLDERS'
                              STOCK   CAPITAL  EARNINGS    STOCK      EQUITY
                              ------  -------  --------   --------   --------
                                    (In thousands, except per share data)

BALANCE, DECEMBER 31, 1997    $2,944  $37,380  $ 27,165   $ (2,578)  $ 64,911
 Net income                        -        -     3,910          -      3,910
 Common stock issued               1        7         -          -          8
 Treasury stock issued             -       19       (14)       138        143
 Treasury stock purchased          -        -         -         (3)        (3)
                              ------  -------  --------   --------   --------

Balance, June 30, 1998        $2,945  $37,406  $ 31,061   $ (2,443)  $ 68,969
                              ======  =======  ========   ========   ========




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

INCOME TAXES

     Income tax expense consisted of the following:

                           Nine Months Ended September 30,
                           ---------------------------------
                             1998                      1997
                            ------                    ------

     Current Taxes:
       Federal              $    -                    $    -
       State                   253                       446

     Deferred Taxes:         2,144                     3,791
                            ------                    ------

                            $2,397                    $4,237
                            ======                    ======

NET INCOME PER SHARE

     The Company adopted Financial Accounting Standards No. 128, "Earnings per Share," on December 15, 1997. The new standard replaces "primary earnings per share" with "basic earnings per share" and redefines "diluted earnings per share." Basic earnings per share is computed based on the monthly weighted-average number of shares outstanding during the period. The weighted-average number of common shares used in computing basic earnings per share were:
11,510,570 and 11,479,343 for the third quarters of 1998 and 1997, respectively; and 11,506,590 and 12,163,836 for the first nine months of 1998 and 1997, respectively. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options) using the treasury stock method. Dilutive equivalents assumed to have been outstanding totaled:
597,867 and 699,088 for the third quarters of 1998 and 1997, respectively; and 663,893 and 696,335 for the first nine months of 1998 and 1997, respectively. The effect on this previously reported earnings per share data was as follows:


                                          For the Three Months      For the Nine Months
     Per Share Amounts                  Ended September 30, 1997  Ended September 30, 1997
     -----------------                  ------------------------  ------------------------

     Primary EPS as reported                      $.16                      $.57
     Effect of SFAS No. 128                        .01                       .03
                                                  ----                      ----
     Basic EPS as restated                        $.17                      $.60
                                                  ====                      ====

     Fully diluted EPS as reported                $.16                      $.57
     Effect of SFAS No. 128                          -                         -
                                                  ----                      ----
     Diluted EPS as restated                      $.16                      $.57
                                                  ====                      ====

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.2 and 5.9 percent rates of interest at September 30, 1998 and December 31, 1997, respectively, with cost approximating market.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                            For the Nine Months
                                            Ended September 30,
                                            --------------------
                                              1998          1997
                                              ----          ----

Cash paid during the period for:
  Interest (net of amounts capitalized)     $ 844          $ 756
  Income taxes (net of refunds received)    $ 123          $ 107

CHANGE IN ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new statement becomes effective for fiscal years beginning after June 15, 1999.
SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company is not currently participating in any transactions or contracts that would be subject to the accounting and reporting standards of SFAS No. 133. Therefore, adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting third quarter net income of $.9 million, or $.08 per diluted share. Third quarter results are down 54 percent and 50 percent, respectively, from the $2.0 million and $.16 per diluted share reported for the third quarter of 1997. The third quarter results are based on revenues of $9.1 million and $9.6 million in 1998 and 1997, respectively.

     On a year to date basis, Key is reporting a 43 percent decrease to net income, and a 44 percent decrease to net income per diluted share. Net income for the nine-month periods dropped from $6.9 million in 1997 to $3.9 million in 1998.

     In the third quarter of 1998, Key surpassed its previous daily production record achieved in the second quarter of 1998. Unfortunately, disappointing prices for both oil and gas masked the positive effects of these gains in production.


RESULTS OF OPERATIONS
                                              For the Quarter                  For the Nine Months
                                             Ended September 30,                Ended September30,
                                          ------------------------        ------------------------------
                                             1998         1997                1998              1997
                                          ----------   -----------        --------------    ------------
Selected Oil and Gas
Operating Statistics
-----------------------------
Gas Volume  Mcf per day                       35,205        30,725                34,343         29,556
Gas Price  Per Mcf                       $      1.89   $      2.11        $         2.01    $      2.25
Oil Volume  Barrels per day                    2,591         2,120                 2,663          2,238
Oil Price  Per barrel                    $      1.35   $     17.42        $        12.32    $     18.48
Full Cost Amortization Rate                     42.5%         32.5%                 40.4%          30.1%

     Between 1997 and 1998, oil and gas revenues dipped 6 percent between the third quarters, and 5 percent between the nine-month periods. Healthy increases to production from new drilling wells were not enough to mitigate the effect of falling product prices.

     Oil sales for the current quarter of $2.7 million are down 20 percent from the $3.4 million reported for the same quarter a year ago. Oil production increased 22 percent to 2,591 barrels per day and added about $.7 million to oil sales. Most of the oil production gains are coming from the Hardeman Basin of North Texas. While production continued to climb, the Company's oil price dropped from $17.42 per barrel in 1997 to $11.35 per barrel in 1998. The decrease in oil prices had a negative $1.4 million impact on quarterly oil sales.

     Oil sales for the first nine months of 1998 fell 21 percent to $9.0 million. Most of the decline, $4.5 million, is due to low crude oil prices. Key's average price realization for this period went from $18.48 per barrel in 1997 to $12.32 per barrel in 1998. On the upside, daily production climbed from 2,238 barrels per day in 1997 to 2,663 barrels per day in 1998. The 19 percent production gain added $2.1 million in value, but was not enough to overcome the steep decline in oil prices.

     Third quarter gas sales of $6.1 million inched ahead of 1997 results by 2 percent. Daily gas output for the third quarter increased 15 percent, from 30,725 Mcf per day in 1997 to 35,205 Mcf per day in 1998, and added $.9 million in value. Key's average gas price slipped from $2.11 per Mcf in 1997 to $1.89 per Mcf in 1998 for a $.7 reduction to sales. The rise in quarter-over-quarter gas production was largely attributable to new gas wells in the Sacramento Basin of California.

     Gas sales for the nine-month periods increased by 4 percent to reach $18.8 million in 1998. Daily production expanded from 29,556 Mcf per day in 1997 to 34,343 Mcf per day in 1998, a 16 percent increase. The increase in production added $2.9 million to gas sales. Average daily prices for the nine months slipped from $2.25 per Mcf in 1997 to $2.01 per Mcf in 1998 and had a negative $2.2 million impact.

     Product sales from gas processing plants for the third quarter remained flat between 1997 and 1998, but increased 4 percent between the first nine months of 1997 and 1998.

     Key's third quarter oil and gas revenues are derived from the following product mix: 30 percent oil, 68 percent gas and 2 percent plant products. This compares to the following mix for 1997: 35 percent oil, 62 percent gas and 3 percent plant products.

     Other revenues were approximately $161,000 and $197,000 for the first nine months of 1998 and 1997, respectively. Key's primary source of other revenue in 1997 was income from a pipeline acquired in the 1996 Brock acquisition. This pipeline was subsequently sold in March of 1997. Other revenues in 1998 include the addition of income from the Company's new gathering system in California.

     Depreciation, depletion and amortization (DD&A) expense increased 25 percent between the third quarters of 1997 and 1998 while oil and gas revenues decreased by 6 percent. The depletion rate as a percentage of oil and gas sales increased from 32.5 percent in the third quarter of 1997 to 42.5 percent in the same period of 1998.

     DD&A expense for the nine months increased by 28 percent between 1997 and 1998 while sales decreased by 5 percent. The nine-month depletion rate as a percentage of oil and gas sales escalated from 30.1 percent in 1997 to 40.4 percent in 1998. Depressed product prices, for both oil and gas, were a factor in the elevated DD&A rates for the third quarter and first nine months of 1998. Also included in DD&A expense is a relatively immaterial amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     Quarterly operating expenses increased by 9 percent between 1997 and 1998. On a unit of production basis, third quarter expenses improved from $.66 per EMcf in 1997 to $.62 per EMcf in 1998. Year to date operating expenses increased 5 percent between 1997 and 1998. Compared on a unit of production basis, year to date expenses decreased 10 percent, or $.07 per EMcf to $.61 per EMcf in 1998. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     General, administrative and other costs (G&A) decreased 8 percent between the third quarters of 1997 and 1998, and decreased 17 percent between the first nine months of 1997 and 1998. Due to certain economies of scale and full cost accounting rules which provide for the capitalization of direct overhead related to exploration and development activities, the Company was able to maintain or reduce levels of administrative expense while managing an active drilling program and a larger asset base. G&A declined on a units of production basis from $.11 per EMcf for the third quarter of 1997 to $.09 per EMcf in 1998. For the nine month period, G&A compared on a unit of production basis decreased by 29 percent, or $.05 per EMcf between 1997 and 1998.

     Interest expense before capitalization was $1,982,000 and $1,166,000 for the first nine months of 1998 and 1997, respectively. Key capitalized interest of $1,064,000 and $704,000 in 1998 and 1997 respectively. The amounts capitalized are for borrowings associated with undeveloped leasehold.

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

     Cash from operating activities for the first nine months of 1998 was $22.9 million, down 7 percent from the $24.6 million reported a year ago. Most of the variance is due to the decrease in net income.

     Expenditures for exploration and development for the first nine months of 1998 total $30.5 million or 133 percent of cash from operating activities. This is a 30 percent increase over the $23.4 million spent in the first nine months of 1997. Exploration and development projects have been funded with a combination of cash from operations and long-term debt.

     In 1997, Key acquired non-producing acreage over several salt domes in west central Mississippi. Key used a combination of cash from operating activities and a draw on its line of credit with NationsBank to fund this transaction. The Company has since acquired additional acreage and now holds acreage over 14 salt domes in this area.

     Key has received various proceeds totaling $3.4 million in 1998 for the sale of miscellaneous producing properties and non-producing acreage.

     So far in 1998, the Company borrowed $9.0 million to finance exploration and drilling activities in excess of cash generated by operating activities. In the same period of 1997, the Company borrowed a net $9.5 million. Proceeds from the borrowings were used to finance acquisitions and drilling opportunities.

     The Company's ratio of current assets to current liabilities was .9 to 1 at September 30, 1998, a decrease from the 1.1 to 1 ratio calculated at December 31, 1997.

FUTURE TRENDS

     Exploration and development projects are progressing as planned in each of Key's five regions and year-to-date expenditures are significantly ahead of last year's pace. The Company has not curtailed planned expenditures as a result of lower product price realizations since adequate funding is expected to be available from cash generated by operating activities along with amounts available under the Company's credit line.

     The Company expects to spend nearly half of its 1998 capital budget on projects in its Gulf Coast region. Exploration is focusing in the Salt Basin of Mississippi and in the West Gueydan prospect in South Louisiana's Vermilion Parish. Key reported positive results on two wells drilled on these prospects during the third quarter and expects to have drilled several additional wells before yearend.

     Key's two other most active regions, California and Mid-Continent, increased their activity level during the third quarter. Certain projects in these regions had been delayed due to weather and other factors outside the control of the Company. These projects, as well as several additional projects, are now progressing, but the previous delays may cause total expenditures in these regions to be slightly lower than planned for the year. Exploration and development in these regions is expected to account for approximately 40 percent of 1998 expenditures. The remainder of the year's capital budget will be spent on projects in the North Texas and Rocky Mountain regions.

     Oil and gas prices continue to lag behind the level received in the prior year. Although production levels have increased significantly as a result of the company's exploration program, it has not been enough to offset the impact of markedly lower product prices. Revenue and net income will continue to be affected if low product prices continue. It is not possible to predict, with any substantial degree of accuracy, future oil and gas prices and their impact on the Company's reported results in future periods.

     Lower product prices also impact the calculation of the limitation on capitalized costs under the full cost accounting rules of the Securities and Exchange Commission. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices decline for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key has never taken a full-cost ceiling write-down.

     As part of its on-going business strategy, the Company continues to review merger and acquisition opportunities. Potential acquisitions or merger candidates with the economic and strategic attributes necessary to facilitate the profitable growth of the Company will be actively pursued.

     As discussed in greater detail in the Company's Form 10-K for the year ended December 31, 1997, the Company has developed an assessment and remediation plan that it believes adequately addresses the impact of the Year 2000 problem on its computer systems and software. All of the Company's primary systems and software have been upgraded. Based on representations from the vendors and/or testing performed by Company personnel, the Company believes the systems and software necessary to conduct its critical business functions are now Year 2000 compliant. Key will also continue to assess the impact of this issue on the various entities with which the Company does business. Failure to adequately address the impact of Year 2000 issues by these entities could indirectly impact the Company. However, Key does not anticipate that the impact will have a material adverse affect on the Company's business.

     Management believes that cash on hand, net cash generated from operations and amounts available under the Company's revolving line of credit will be adequate to meet future liquidity needs including satisfying the Company's financial obligations and funding operations, exploration and development activities.


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

   None.

ITEM 5.  OTHER INFORMATION
--------------------------

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

   (a)   Exhibits:

         27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended September 30, 1998.

   (b)   Reports on Form 8-K:

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated November 12, 1998


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