Form 10-K405
period 1998-12-31
KEY PRODUCTION CO INC
filed 1999-03-24
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     ___________

                      Commission file number  0-17162
                                             ----------


                          KEY PRODUCTION COMPANY, INC.

             A Delaware Corporation    IRS Employer No. 84-1089744

                       707 Seventeenth Street, Suite 3300
                             Denver, Colorado 80202
                        Telephone Number (303) 295-3995

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of Each Exchange
                   Title of Each Class          on Which Registered
              -----------------------------   -----------------------
              Common Stock ($.25 par value)   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----     -----

          Aggregate market value of the voting stock held by non-affiliates of Key Production Company, Inc. as of March 11, 1999 $77,664,459

     Number of shares of Key Production Company, Inc. common stock outstanding as of March 11, 1999 11,518,227

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

                               TABLE OF CONTENTS

                                  DESCRIPTION

Item                                                                Page
----                                                                ----

PART I...........................................................     3
     1.     BUSINESS.............................................     3
     2.     PROPERTIES...........................................     6
     3.     LEGAL PROCEEDINGS....................................     8
     4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            EXECUTIVE OFFICERS OF THE REGISTRANT.................     8

PART II..........................................................    10
     5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..................................    10
     6.     SELECTED FINANCIAL DATA..............................    10
     7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..................    11
     7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..........................................    15
     8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........    17
     9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..................    36

PART III.........................................................    36
     10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*..    36
     11.    EXECUTIVE COMPENSATION*..............................    36
     12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT*......................................    36
     13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......    37

PART IV...                                                           37
     14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K..........................................    37

     * This information is incorporated herein by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.


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

                                    PART I

ITEM 1.  BUSINESS

General

     Key Production Company, Inc. (Key or the Company) is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's oil and gas interests are spread over 14 states with primary focus areas in the Anadarko Basin of Oklahoma, California, the Rocky Mountain region, North Texas, and the Gulf Coast. The Company was incorporated in Delaware on June 22, 1988, and maintains its corporate offices in Denver, Colorado. Key maintains regional exploration offices in: Tulsa, Oklahoma; Sacramento, California; and New Orleans, Louisiana. The Company's common stock trades on the New York Stock Exchange under the symbol KP.

Business During 1998
--------------------

     Key reported 1998 net income of $4.6 million, ($.38 per share) on revenues of $37.8 million. Net cash provided by operating activities totaled $26.6 million. Oil and gas production was up 15 percent to 18.4 EBcf, a record high production level for the Company. Product prices averaged $2.00 per Mcf for gas and $11.78 per barrel for oil.

     The Company produced 12,600 MMcf of gas and 965,000 barrels of oil during 1998. This was a 15 percent increase for both products compared to 1997 production levels. The increased gas production is attributable to production from wells drilled since last year. Oil production increased both from new drilling and as a result of production from properties acquired at the end of the third quarter of 1997.

     Key spent $42.2 million on exploration and development during 1998 and drilled 82 gross (28.1 net) wells. Sixty-one wells were completed as producers for an overall success rate of 74 percent. At year-end, 18 gross (5.0 net) wells were in the process of being drilled.

     Expenditures for acquisitions of proved and unproved properties totaled $13.3 million. The primary transaction occurred on December 30, 1998, when Key purchased EEX Corporation's (EEX) remaining producing and non-producing property interests in the Hardeman Basin for $10.5 million. In September of 1997, Key had entered into an exploration joint venture with EEX that entitled EEX to a 40 percent carried interest in 20 wells which Key was obligated to drill. At that time, Key also purchased 20 percent of EEX's interest in producing properties in the Hardeman Basin of north-central Texas and became the operator of those properties. The 1998 purchase transaction terminated the exploration joint venture agreement, relieving Key of its obligation to drill any additional wells and terminated EEX's right to an interest in any wells drilled in the future.

     Reserve additions from all sources (drilling, property acquisitions and revisions of previous estimates) totaled 36.8 EBcf or 200 percent of current year production. At year-end 1998, the Company had total proved reserves of
125.1 EBcf. Two-thirds of the Company's reserves are natural gas and more than 99 percent of the reserves are classified as proved developed. The SEC PV10 value of the reserves was $118.4 million at December 31, 1998.

     Key owns working interests in approximately 1,968 gross (297.5 net) oil and gas wells located primarily in Oklahoma, Wyoming, Texas, Louisiana, Mississippi and California. Key also owns royalty or overriding royalty interests in approximately 1,997 oil and gas wells located primarily in these same states.

     Key owns an interest in approximately 120,000 net acres of developed leasehold located primarily in Oklahoma, Wyoming, Texas, Louisiana, Mississippi and California. Key also owns an interest in approximately 207,300 net acres of undeveloped leasehold located primarily in California, Mississippi, Oklahoma, Texas, and Wyoming.

Competition

     The oil and gas industry is highly competitive. As an independent oil and gas company, Key must compete against companies with substantially larger financial and other resources for a variety of opportunities including reserve and lease acquisitions and marketing agreements.

Natural Gas and Oil Prices

     The price Key received for its gas production averaged $2.00 per Mcf in 1998, $.38 lower than the prior year per Mcf average of $2.38. The price the Company received per barrel of oil in 1998 was $11.78, down $6.26 from the $18.04 per barrel received in the prior year. Historically, the Company has not used financial instruments such as futures contracts or hedging agreements to mitigate the impact of changes in commodity prices. Key's business will continue to be affected by future changes in domestic and international oil and gas prices. It is impossible to predict, with any substantial degree of accuracy, the trend in, or level of, future oil and gas prices and their impact on the Company's reported results in future periods.

Reserve Value Ceiling Test

     Key reviews the carrying value of its oil and gas properties on a quarterly basis under the full cost accounting rules of the Securities and Exchange Commission (SEC or the Commission). Under the full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax revenues. Application of this rule generally requires pricing of future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceed, even if prices declined for only a short period of time.
If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key has never taken such a write-down.

Regulation of Oil and Gas

     Key's exploration, production and marketing activities are regulated extensively at the federal, state and local levels. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, the states in which Key produces oil and gas have statutes or regulations addressing production practices that may affect Key's operations and limit the quantity of hydrocarbons Key may produce and sell. Other regulated matters include the marketing and transportation of oil and gas and the valuation of royalty payments.

     Among other regulated matters on the federal level, the Federal Energy Regulatory Commission (FERC) regulates interstate transportation of natural gas under the Natural Gas Act. Key's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. To date, Key has not experienced any material adverse effect on gas marketing as a result of these FERC orders. However, the Company cannot predict what effect subsequent regulations may have on its future gas marketing.

Environmental

     Key, as an owner of interests in oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater.

     Key has made and will continue to make expenditures in its efforts to comply with the requirements, which it believes are necessary business costs in the oil and gas industry. These costs are inextricably connected to normal operating expenses such that the Company is unable to separate the expenses related to environmental matters. However, the Company does not believe any such additional expenses will materially affect its business. Although environmental regulations do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Key any differently or to any greater or lesser extent than any other companies in the industry.

     The Company is not aware of any environmental claims existing as of December 31, 1998, which would have a material impact upon the Company's financial condition or results of operations. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

Employees

     On December 31, 1998, Key had 61 full-time employees.

Offices

     Key's principal executive offices are located at 707 Seventeenth Street, Suite 3300, Denver, Colorado 80202-3404.

ITEM 2.  PROPERTIES

Productive Wells and Acreage

       The number of productive gas and oil wells in which Key has working interests as of December 31, 1998, is set forth below:

                        Gas           Oil
                        ---           ---
                   Gross   Net   Gross   Net
                   -----  -----  -----  -----
Mid-Continent*       618  114.6    185   58.5
Gulf Coast           166   21.1    183   25.4
Rocky Mountains      114    5.6    682   54.0
California            20   18.3      -      -
                     ---  -----  -----  -----
                     918  159.6  1,050  137.9
                     ===  =====  =====  =====

* Includes wells previously reported as North Texas.

          In addition, Key has royalty or overriding royalty interests in approximately 94 properties in the Mid-Continent regions, 60 properties in the Gulf Coast region, and 1,843 properties in the Rocky Mountain region. As of December 31, 1998, Key held approximately 120,000 net developed acres.

Gross Wells Drilled

          The following table sets forth the number of wells drilled during 1998, 1997, and 1996 in which the Company participated.

                                                         Exploratory                      Developmental
                                                         -----------                      -------------
                                             Productive      Dry      Total     Productive       Dry       Total
                                             ----------  -----------  -----     ----------  -------------  -----

   1998
   ----
Mid-Continent                                         1            6      7          30              4     34
Gulf Coast                                            2            1      3           6              1      7
Rocky Mountains                                       1            1      2          15              -     15
California                                            6            8     14           -              -      -
                                                     --           --     --          --             --     --
                                                     10           16     26          51              5     56
                                                     ==           ==     ==          ==             ==     ==
   1997
   ----
Mid-Continent*                                        2            3      5          46              5     51
Gulf Coast                                            -            1      1           9              1     10
Rocky Mountains                                       -            1      1          14              -     14
California                                            7            6     13           -              -      -
                                                     --           --     --          --             --     --
                                                      9           11     20          69              6     75
                                                     ==           ==     ==          ==             ==     ==

* Includes wells previously reported as
 North Texas.

   1996
   ----
Mid-Continent                                         6            4     10          34              1     35
Gulf Coast                                            1            4      5          12              -     12
Rocky Mountains                                       2            2      4           8              -      8
California                                            6            1      7           -              -      -
                                                     --           --     --          --             --     --
                                                     15           11     26          54              1     55
                                                     ==           ==     ==          ==             ==     ==

     At December 31, 1998, 18 gross (5.0 net) wells were in the process of being drilled.

Undeveloped Acreage

     As of December 31, 1998, Key held an interest in approximately 207,300 net undeveloped acres. Approximately 45 percent of this acreage is located in the Rocky Mountain region and approximately 30 percent is located in the Mid-Continent region. The remaining acreage is divided among locations in California, Mississippi, and Louisiana.

Production and Pricing Information

     The following table describes, for each of the last three fiscal years, oil and gas production and pricing data for the Company.


                                          Average
                                         Production  Average Sales Price
                           Oil    Gas       Cost     -------------------
 Year Ended December 31   MBbls   MMcf    Per EMcf    Per Bbl   Per Mcf
------------------------  -----  ------  ----------  ---------  --------
1998....................    965  12,600        $.61     $11.78     $2.00
1997....................    839  10,958        $.66     $18.04     $2.38
1996....................    853   9,198        $.67     $20.30     $2.15

Reserve Value Information

     The estimated proved oil and gas reserves of Key, as of December 31, 1998, 1997 and 1996, and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1998, 1997 and 1996, are included in Supplemental Oil and Gas Disclosures to Financial Statements appearing on pages 33 through 35 of this Form 10-K. Supplemental Oil and Gas Disclosures also include Key's net revenues from production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1998.

     Future reserve values are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalations.

                              Undiscounted       Present Value of Estimated
                            Estimated Future    Future Net Cash Flows Before
                             Net Cash Flows              Income Tax
                            Before Income Tax    (Discounted at 10 Percent)
                           -------------------  ----------------------------
                                      Proved                      Proved
 Year Ended December 31,    Proved   Developed     Proved        Developed
-------------------------  --------  ---------  -------------  -------------
                                         (In thousands)
1998.....................  $170,117   $169,074       $118,419       $117,870
1997.....................  $175,001   $171,861       $121,718       $119,620
1996.....................  $265,541   $257,704       $172,583       $167,983

          The present value of estimated future net cash flows from proved reserves after income taxes are $104,222,000, $99,253,000, $129,220,000 for
1998, 1997 and 1996, respectively.

          Estimated undiscounted, before tax future net cash flows at December 31, 1998, are expected to be received as shown in the following years:

                                      Proved
 Year Ended December 31,    Proved   Developed
-------------------------  --------  ---------
                              (In thousands)
1999.....................  $ 34,941   $ 34,941
2000.....................    28,108     28,261
2001.....................    21,350     21,137
Thereafter...............    85,718     84,735
                           --------   --------

Total....................  $170,117   $169,074
                           ========   ========

       No major discovery or other favorable or adverse event is believed to have occurred since December 31, 1998, which would cause significant change in the estimated proved reserves reported herein. The above estimates are based on year-end pricing in accordance with Commission guidelines and do not reflect current prices. Since January 1, 1999, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and/or the Energy Information Administration.

ITEM 3.  LEGAL PROCEEDINGS

       The Company is not subject to any pending litigation that, in the opinion of the Company's management, will materially affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted for a vote of security holders during the fourth quarter of 1998.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     F.H. MERELLI, 62, has been chairman of the board of directors, president and chief executive officer of the Company since September 9, 1992. From July 1991 to September 1992, Mr. Merelli was engaged as a private consultant in the oil and gas industry. Mr. Merelli was president and chief operating officer of Apache Corporation, and president, chief operating officer and a director of Key from June 1988 to July 1991, at which time he resigned from those positions in both companies. He was president of Terra Resources, Inc. from 1979 to 1988. Mr. Merelli has been a director of Apache Corporation since July 1997.

     MONROE W. ROBERTSON, 48, has been with the Company since September 10, 1992. Since February 1994, he has served as senior vice president and corporate secretary and prior to that time as vice president and corporate secretary.
From August 1988 to July 1992, he was employed by Apache Corporation in various capacities, the most recent of which was as director of operational planning. From 1986 to 1988, Mr. Robertson was director of corporate planning for Terra Resources, Inc. From 1973 to 1986, Mr. Robertson was employed by Gulf Oil Corporation in various engineering and management positions.

     CATHY L. ANDERSON, 43, has been controller of the Company since January 15, 1993. From July 1985 to January 1993, Ms. Anderson was employed by Arthur Andersen LLP, a public accounting firm, in various capacities, the most recent of which was audit manager.

     STEPHEN P. BELL, 44, has been vice president - land of the Company since February 2, 1994. From March 1991 to February 1994, he was president of Concord Reserve, Inc., a privately-held independent oil and gas company. He was employed by Pacific Enterprises Oil Company (formerly Terra Resources, Inc.) as Mid-Continent regional manager from February 1990 to February 1991 and as land manager from August 1985 to January 1990.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Key's common stock, par value $.25 per share, trades on the New York Stock Exchange under the symbol KP. No dividends were paid in 1998 or in 1997. The table below shows the market price of the common stock for 1998 and 1997:

                             MARKET PRICE
                  ----------------------------------
                        1998              1997
                  ----------------  ----------------
                   High      Low     High      Low
                  -------  -------  -------  -------
First Quarter     $11.625  $ 9.937  $13.250   $9.625
Second Quarter    $12.625  $10.000  $10.750   $8.000
Third Quarter     $12.250  $ 5.875  $13.250   $9.625
Fourth Quarter    $ 9.500  $ 5.000  $13.188   $9.000

     The closing price of Key's common stock as reported on the New York Stock Exchange for March 11, 1999, was $6.937. At December 31, 1998, the Company's 11,518,456 shares of common stock outstanding were held by approximately 5,900 stockholders of record and approximately 7,200 beneficial owners.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 1998, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                         For the Year Ended December 31,
                                  ---------------------------------------------
                                    1998      1997     1996     1995     1994
                                  --------  --------  -------  -------  -------
                                      (In thousands, except per share data)
  Revenues......................  $ 37,783  $ 42,151  $37,886  $19,297  $16,637
  Net income....................     4,595     9,696    7,980    3,054    2,943
    Basic earnings per share....       .40       .84      .73      .34      .30
    Diluted earnings per share..       .38       .80      .69      .32      .29
  Oil and gas expenditures......    55,429    44,625   43,476   13,591   29,966
  Total assets..................   166,295   130,647   95,940   59,199   52,611
  Long-term debt................    60,000    35,000   22,500   14,600   10,000
  Stockholders' equity..........    69,681    64,911   55,269   35,699   34,257


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

     Key reported 1998 net income of $4.6 million, a decrease of 53 percent or $5.1 million from 1997. The decrease is primarily due to a decline in commodity prices. Basic net income per share dropped to $.40 per common share compared to $.84 per common share in 1997; diluted net income per common share slipped to $.38 in 1998 from $.80 in 1997. Net income of $9.7 million for 1997 rose $1.7 million over the $8.0 million reported in 1996. On a per share basis, basic net income increased to $.84 in 1997 from $.73 in 1996, while diluted earnings per share climbed to $.80 in 1997 from $.69 in 1996. Gains in 1997 can be attributed to significant production increases from new drilling. Earnings for 1998, 1997 and 1996 are based on revenues of $37.8, $42.2 and $37.9 million, respectively.

Revenues

     Oil and gas production revenues decreased 11 percent to $37.4 million between 1998 and 1997 despite record production in 1998. A healthy increase to production from new drilling wells was not enough to mitigate the effect of falling product prices.

     Oil and gas production revenues increased 12 percent between 1997 and 1996 as a result of increases in gas production and gas prices. Oil production and oil prices decreased in 1997, but were more than offset by increases in gas sales. Key's oil and gas revenues were $42.0 million in 1997 compared to $37.6 million in 1996.

     Key's gas sales for 1998 of $25.2 million reflect a 3 percent decrease from 1997. Daily production expanded from 30,021 Mcf per day in 1997 to 34,520 Mcf per day in 1998, a 15 percent increase. The increase in production added $3.9 million to gas sales. The average daily price slipped from $2.38 per Mcf in 1997 to $2.00 per Mcf in 1998 and had a negative $4.9 million impact.

     Gas sales were $26.1 million in 1997, reflecting a 32 percent increase over 1996 gas sales. Daily production increased from 25,132 Mcf per day in 1996 to 30,021 Mcf per day in 1997. Production increases contributed approximately $3.8 million to gas sales. Roughly 80 percent of the 1997 gas production increase is from new drilling. The balance of the increase can be attributed to the Brock acquisition at the end of March 1996. Key's average realized price increased from $2.15 per Mcf in 1996 to $2.38 per Mcf in 1997, for an additional $2.5 million in gas sales.

     Oil sales for 1998 fell 25 percent to $11.4 million. Most of the decline, $6.0 million, is due to low crude oil prices. Key's average price realization for this period went from $18.04 per barrel in 1997 to $11.78 per barrel in 1998. On the upside, daily production climbed from 2,298 barrels per day in 1997 to 2,643 barrels per day in 1998. The 15 percent production gain added $2.3 million in value, but was not enough to overcome the steep decline in oil prices.

     Oil sales went from $17.3 in 1996 to $15.1 million in 1997. Key's average realized oil price dropped from $20.30 per barrel in 1996 to $18.04 per barrel in 1997. Price declines are responsible for approximately $1.9 million of the $2.2 million oil sales variance. Oil production slipped from 2,332 barrels per day in 1996 to 2,298 barrels per day in 1997. The overall decrease to oil production occurred even with the acquisition of producing oil properties in the third quarter of 1997. The production decline was only 2 percent, but had a negative

$.3 million impact on sales. The third quarter acquisition added almost $.5 million to oil sales.

     Product sales from gas processing plants contributed approximately $828,000, $748,000 and $459,000 to oil and gas production revenues in 1998, 1997 and 1996, respectively.

     Key's oil and gas revenues are derived from the following product mix in 1998: 30 percent oil, 67 percent gas and 3 percent plant products. This compares to the following mix for 1997: 36 percent oil, 62 percent gas and 2 percent plant products.

     Other revenues were approximately $370,000, $186,000 and $333,000 for 1998, 1997 and 1996, respectively. Other revenues in 1998 include income from the Company's new gathering system in California. Key's primary source of other revenue in 1997 was income from a pipeline acquired in the 1996 Brock acquisition. This pipeline was subsequently sold in March of 1997, resulting in a decrease to other revenues between 1997 and 1996. Other revenue for 1996 also includes a contract settlement for $123,000. The remaining other revenues for all periods presented includes proceeds from gas contract settlements and miscellaneous income items.

Costs and Expenses

     Depreciation, depletion and amortization (DD&A) expense increased 23 percent between 1997 and 1998 while sales decreased by 11 percent. The depletion rate as a percentage of oil and gas sales escalated from 30.9 percent in 1997 to 42.3 percent in 1998. Depressed product prices, for both oil and gas, were a factor in the elevated DD&A rate for 1998.

     DD&A expense increased just 4 percent between 1997 and 1996, while oil and gas revenues increased by 12 percent. A decrease in the depletion rate from
33.3 percent in 1996 to 30.9 percent in 1997 mitigated the effect of higher oil and gas sales in 1997. Improved gas prices and new reserves from drilling each contributed to the favorable DD&A in 1997. Included in DD&A expense for the three years presented is a small amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     The increase in production increased operating costs 6 percent between 1997 and 1998, as expected. Total operating costs were $11.3 million and $10.6 million for 1998 and 1997, respectively. Compared on a unit of production basis, expenses decreased 8 percent, or $.05 per EMcf to $.61 per EMcf in 1998.

     Operating expenses for 1997 moved upward in direct correlation with oil and gas sales. On a unit of production basis, operating expenses declined from $.67 per EMcf in 1996 to $.66 per EMcf in 1997. Operating expenses for 1997 include a $.2 million credit Key received for charges over-billed by an operator. Without this credit, 1997 and 1996 expenses on a unit of production basis would have remained flat at $.67 per EMcf.

     Administrative, selling and other costs (G&A) went from $2.0 million in 1997 to $1.7 million in 1998, a 17 percent decrease. With a 15 percent increase in oil and gas production, this translates to $.09 and $.13 per EMcf in 1998 and 1997, respectively. Due to certain economies of scale and full cost accounting rules, which provide for the capitalization of direct overhead related to acquisition, exploration and development activities, the Company was able to maintain or reduce administrative expense while managing an active drilling program and a larger asset base.

     For 1997 and 1996, G&A held steady at $2.0 million and $2.1 million, respectively. Complemented by an increase in oil and gas output, this small overall decrease equates to a 10 percent, or $.01 per EMcf decrease between 1996 and 1997.

     Interest expense before capitalization was $2,752,000, $1,718,000 and $1,349,000 for 1998, 1997 and 1996, respectively. The long-term debt balance was $60.0 million at December 31, 1998, compared to $35.0 million at December 31, 1997. Key capitalized interest of $1,456,000, $1,019,000 and $682,000 in
1998, 1997 and 1996, respectively. These capitalized amounts are for borrowings associated with undeveloped leasehold.

     As discussed in more detail in Footnote 3, "Income Taxes", in connection with the acquisition of Brock, a deferred income tax valuation was established for NOLs that are subject to annual limitations and expected expirations. Key is using an effective tax rate of 38 percent for 1998, 1997 and 1996.

Cash Flow and Liquidity

     Key's primary needs for cash are to fund oil and gas exploration, development and acquisition activities and for payment of existing obligations and trade commitments related to oil and gas operations. The Company's primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

     Cash from operating activities was $26.6 million in 1998, compared to $34.1 million in 1997. The $7.5 million, or 22 percent, decrease can be traced back to the depressed commodity prices and the resulting lower sales. Changes to net income, DD&A expense and deferred taxes in 1998 account for $5.6 million of the decrease. The rest of the decrease is from the net changes in the accounts receivable and accrued expense balances.

     Between 1996 and 1997, cash from operating activities climbed from $21.9 million to $34.1 million, a 56 percent increase. Of this increase, $3.4 million is due to increases in net income, DD&A expense and deferred taxes. Other factors contributing to the variance were changes in the accounts payable and accounts receivable balances.

     Expenditures for exploration and development for 1998 totaled $39.8 million, or 150 percent of cash from operating activities. This is a 10 percent increase over the $36.3 million spent in 1997 and almost twice as much as the $20.0 million spent in 1996. In 1998, exploration and development projects were funded with a combination of cash from operations and long-term debt. Key drilled 82 gross wells (28.1 net) in 1998, 95 gross wells (25.8 net) in 1997 and 81 gross wells (17.6 net) in 1996.

     On March 28, 1996, Key consummated a merger with Brock Exploration Corporation. In this non-cash transaction, Brock became a wholly-owned subsidiary of Key. Key's consolidated balance sheet includes the assets and liabilities, as well as the adjustments required to record the acquisition under purchase accounting rules.

     In the second quarter of 1997, Key acquired non-producing acreage over several salt domes in west-central Mississippi. In the third quarter of 1997, Key acquired producing properties in the Hardeman Basin of north-central Texas. Both transactions were funded with a combination of cash from operating activities and funds obtained from the Company's credit facility.

     In 1998, Key purchased the remaining interest in oil and gas properties in the Hardeman Basin of north-central Texas for $10.5 million. Key already held an interest in these properties and was operator of the wells since the third quarter of 1997. Key acquired other properties in 1998 for a total of $2.7 million.

     Key has received various proceeds totaling $3.4 million in 1998 for the sale of miscellaneous producing properties and non-producing acreage.

     Key has a $75 million credit facility with NationsBank of Texas, N.A. In 1998, the Company executed an amendment to the Agreement that increased the maximum loan amount from $50 million to $75 million and changed the borrowing base from $42 million in 1997 to $70 million at the end of 1998. The Company borrowed an additional $25.0 million in 1998 and a net $12.5 million in 1997 to fund various acquisition, exploration and development projects. In 1996, Key drew on its own credit facility to retire debt assumed in the Brock acquisition and to obtain more favorable financing terms.

     Semi-annually, the Bank determines the maximum allowable borrowing base. The amount of the borrowing base is determined, at the Bank's discretion, by the value it assigns to the oil and gas properties of the Company less any outstanding debt. The Bank may also consider other credit factors such as assets, liabilities, cash flow, properties, prospects, management and ownership. If the re-determined borrowing base falls below the balance of outstanding borrowings, the Bank may request repayment of the excess amount.

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

Year 2000 Compliance

     Many existing computer programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. If not corrected, date-sensitive software applications could fail or create erroneous results by or at the Year 2000.

     During 1997, Key conducted an assessment of the various computer hardware and software systems it uses. This assessment identified date-sensitive software systems used to record, process and track information in three functional areas: accounting, land and lease records and reservoir engineering. The land and lease records and reservoir engineering software was found to be Year 2000 compliant. During 1998, the accounting system was upgraded to make it Year 2000 compliant. Testing of all three systems was conducted throughout the year, and the Company believes that these systems will continue to function properly when the century changes. The cost of the accounting system upgrade was provided, at no additional charge, as part of the Company's annual software maintenance agreement with the vendor. The cost of installing the software and testing the systems was not material and was charged to expense during 1998.

     The Company feels that its remediation plan has adequately addressed the Year 2000 problem, and therefore, this issue is not expected to have a material effect on the Company's internal operations. The Company has also attempted to assess the impact of this issue on the various entities with which the Company does business. Although failure of these entities to adequately address the Year 2000 issue could indirectly impact the Company, it is not possible to quantify that impact, if any. However, the Company does not anticipate that the impact would have a material adverse effect on the Company's business.


Future Trends

     Key expects drilling to continue to be the primary focus of its growth strategy in 1999 and beyond. Exploration and development activity will be concentrated in three areas: the Mid-Continent, the on-shore Gulf Coast and California. The Rocky Mountain region is significant to Key in terms of production and reserves, but is not a primary exploration area at this time due to the risk profile of the prospects we have generated.

     Key expects to drill a significant number of wells in these areas during the upcoming year. However, diminished cash flow as a result of depressed commodity prices will impact the availability of drilling capital and, ultimately, the number of wells the Company is able to drill during 1999. The level of oil and gas prices also affects the borrowing base under the Company's line of credit. Continued low prices could limit the Company's ability to borrow additional amounts to fund exploration and development activities.

     At year-end 1998, most of Key's employees previously located in Dallas were transferred to the Mid-Continent region office in Tulsa. Exploration and development activities for the Hardeman Basin of north-central Texas are now carried out from the Tulsa office. Key maintains a small office in Dallas to handle Hardeman Basin land work.

     As part of its on-going business strategy, Key will continue to evaluate merger and acquisition opportunities. Acquisition or merger candidates with the economic and strategic attributes necessary to facilitate the profitable growth of the Company will be actively pursued.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk as a result of changes in the price of natural gas and crude oil and changes in interest rates.

     Natural gas and crude oil prices fluctuate widely in response to changing market forces. Virtually 100 percent of the Company's revenue derives from the sale of natural gas and crude oil, so these fluctuations, positive and negative, can have a significant impact on the revenue the Company reports each period.

     Changes in product prices also impact the calculation of the limitation on capitalized costs under the full cost accounting rules of the Securities and Exchange Commission. Application of this rule generally requires pricing future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices decline for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key has never taken a full-cost ceiling write-down.

     The Company's reported earnings are impacted by changes in interest rates as a result of its long-term debt with floating interest rates. Interest charges are based on either the prime rate or the LIBOR rate. Fluctuations in these rates directly impact the amount of interest expense the Company reports in each period.

     Historically, the Company has not used financial instruments such as futures contracts or interest rate swaps to mitigate the impact of changes in commodity prices or interest rates.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities law. These forward-looking statements include, among others, statements concerning the Company's outlook with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See following Index.

                         KEY PRODUCTION COMPANY, INC.

           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                        Page
                                                                        ----

Report of independent public accountants..............................    18
Consolidated statement of income for each of the three years in the
  period ended December 31, 1998......................................    19
Consolidated statement of cash flows for each of the three years in
  the period ended December 31, 1998..................................    20
Consolidated balance sheet as of December 31, 1998 and 1997...........    21
Consolidated statement of stockholders' equity for each of the three
  years in the period ended December 31, 1998.........................    22
Summary of significant accounting policies............................    23
Notes to consolidated financial statements............................    26
Supplemental oil and gas disclosures..................................    33
Supplemental quarterly financial data.................................    36

  All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the consolidated financial statements or related notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Key Production Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Key Production Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Production Company, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP


Denver, Colorado,
 February 24, 1999.

                          KEY PRODUCTION COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME


                                                  For the Year Ended December 31,
                                              ----------------------------------------
                                                  1998          1997          1996
                                              ------------  ------------  ------------
                                                (In thousands, except per share data)

Revenues:
  Natural gas production....................      $25,217       $26,084       $19,772
  Oil production............................       11,368        15,133        17,322
  Plant production..........................          828           748           459
  Other.....................................          370           186           333
                                                  -------       -------       -------
                                                   37,783        42,151        37,886
                                                  -------       -------       -------

Operating Expenses:
  Depreciation, depletion and amortization..       16,255        13,245        12,688
  Operating costs...........................       11,283        10,627         9,639
  Administrative, selling and other.........        1,697         2,045         2,069
  Financing costs:
   Interest expense.........................        1,296           699           667
   Interest income..........................         (160)         (104)          (48)
                                                  -------       -------       -------
                                                   30,371        26,512        25,015
                                                  -------       -------       -------

 Income Before Income Taxes.................        7,412        15,639        12,871
 Provision for Income Taxes.................        2,817         5,943         4,891
                                                  -------       -------       -------

Net Income..................................      $ 4,595       $ 9,696       $ 7,980
                                                  =======       =======       =======

Basic earnings per share....................         $.40          $.84          $.73
                                                  =======       =======       =======

Diluted earnings per share..................         $.38          $.80          $.69
                                                  =======       =======       =======



          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                    are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             For the Year Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                                      (In thousands)
Cash Flows from Operating Activities:
  Net income..............................   $  4,595    $  9,696    $  7,980
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation, depletion and
       amortization.......................     16,255      13,245      12,688
     Deferred income taxes................      2,420       5,943       4,854
  Changes in operating assets and
   liabilities, net of the effect of
   businesses acquired:
     (Increase) decrease in receivables...      2,276      (1,631)     (4,173)
     (Increase) decrease in prepaid
       expenses and other.................       (189)        494        (114)
      Increase in accounts payable and
       accrued expenses...................      1,676       7,023         582
      Increase (decrease) in long-term
       property liabilities and other.....       (406)       (664)         81
                                             --------    --------    --------
      Net cash provided by operating
       activities.........................     26,627      34,106      21,898
                                             --------    --------    --------

Cash Flows from Investing Activities:
  Oil and gas exploration and
   development expenditures...............    (39,810)    (36,286)    (20,021)
  Acquisition of oil and gas properties...    (13,253)     (7,906)     (1,633)
  Cash received in connection with
   acquisition, net of purchase
   adjustments............................          -           -       2,098
  Proceeds from sale of oil and gas
   properties.............................      3,411         726         878
  Other capital expenditures..............       (601)     (1,027)       (171)
                                             --------    --------    --------
      Net cash used by investing
       activities                             (50,253)    (44,493)    (18,849)
                                             --------    --------    --------

Cash Flows From Financing Activities:
  Long-term borrowings....................     25,000      17,000      14,704
  Payments on long-term debt..............          -      (4,500)    (14,754)
  Payments to acquire treasury stock......         (3)       (414)     (2,246)
  Proceeds from issuance of common stock..          -          69         237
                                             --------    --------    --------
      Net cash provided (used) by
       financing activities...............     24,997      12,155      (2,059)
                                             --------    --------    --------

Net Increase in Cash
  and Cash Equivalents....................      1,371       1,768         990

Cash and Cash Equivalents at Beginning
  of Year.................................      3,349       1,581         591
                                             --------    --------    --------
Cash and Cash Equivalents at End of Year..   $  4,720    $  3,349    $  1,581
                                             ========    ========    ========

     The accompanying Summary of Significant Accounting Policies and Notes
                 to Consolidated Financial Statements are an
                       integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.

                          CONSOLIDATED BALANCE SHEET

                                                              December 31,
                                                          --------------------
                         ASSETS                             1998       1997
                                                          ---------  ---------
                                                   (In thousands, except share data)
Current Assets:
  Cash and cash equivalents.............................  $  4,720   $  3,349
  Receivables...........................................     7,978     10,254
  Prepaid expenses and other............................       569        380
                                                          --------   --------
                                                            13,267     13,983
                                                          --------   --------

Oil and Gas Properties, on the basis of
  full cost accounting:
  Proved properties.....................................   185,813    138,447
  Unproved properties and properties
   under development, not being amortized...............    23,276     18,624
                                                          --------   --------
                                                           209,089    157,071
  Less - accumulated depreciation,
   depletion and amortization...........................   (57,752)   (41,919)
                                                          --------   --------
                                                           151,337    115,152
                                                          --------   --------

Other Assets, net.......................................     1,691      1,512
                                                          --------   --------
                                                          $166,295   $130,647
                                                          ========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable......................................  $ 11,271   $ 11,290
  Accrued exploration and development...................     3,651      1,285
  Accrued lease operating expense and other.............     2,276        729
                                                          --------   --------
                                                            17,198     13,304
                                                          --------   --------

Long-Term Debt..........................................    60,000     35,000
                                                          --------   --------

Non-Current Liabilities
  Deferred income taxes.................................    18,123     15,703
  Long-term property liabilities and other..............     1,293      1,729
                                                          --------   --------
                                                            19,416     17,432
                                                          --------   --------

Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity:
  Common stock, $.25 par value, 50,000,000 shares
   authorized, 11,778,190 and 11,776,190 shares
   issued, respectively.................................     2,945      2,944
  Paid-in capital.......................................    37,406     37,380
  Retained earnings.....................................    31,737     27,165
  Treasury stock at cost, 259,734 and 277,835
   shares, respectively.................................    (2,407)    (2,578)
                                                          --------   --------
                                                            69,681     64,911
                                                          --------   --------
                                                          $166,295   $130,647
                                                          ========   ========

          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                    are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                          Total
                              Common  Paid-in   Retained   Treasury   Stockholders'
                               Stock  Capital   Earnings     Stock        Equity
                              ------  -------   --------   --------   -------------
                                                  (In thousands)
Balance, December 31, 1995    $2,914  $34,401    $ 9,489   $(11,105)        $35,699
  Net income................       -        -      7,980          -           7,980
  Common stock issued.......      14     (120)         -          -            (106)
  Treasury stock issued.....       -    2,964          -     10,978          13,942
  Treasury stock purchased..       -        -          -     (2,246)         (2,246)
                              ------  -------    -------   --------         -------
Balance, December 31, 1996     2,928   37,245     17,469     (2,373)         55,269
  Net income................       -        -      9,696          -           9,696
  Common stock issued.......      16      111          -          -             127
  Treasury stock issued.....       -       24          -        209             233
  Treasury stock purchased..       -        -          -       (414)           (414)
                              ------  -------    -------   --------         -------
Balance, December 31, 1997     2,944   37,380     27,165     (2,578)         64,911
  Net income................       -        -      4,595          -           4,595
  Common stock issued.......       1        7          -          -               8
  Treasury stock issued.....       -       19        (23)       174             170
  Treasury stock purchased..       -        -          -         (3)             (3)
                              ------  -------    -------   --------         -------
Balance, December 31, 1998    $2,945  $37,406    $31,737   $ (2,407)        $69,681
                              ======  =======    =======   ========         =======




          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                    are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business

          Key Production Company, Inc. (Key or the Company) was formed in 1988. Key is an independent oil and gas company engaged in oil and gas exploration, development and production in the continental United States. The Company's exploration interests are spread over 14 states with primary focus areas in the Anadarko Basin of Oklahoma, California, the Rocky Mountain region, north-central Texas and the Gulf Coast.

Basis of Presentation

          Key consummated the acquisition of Brock Exploration Corporation and its wholly-owned subsidiaries, Brock Oil and Gas Corporation and Brock Gas Systems & Equipment, Inc. (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held. The accompanying consolidated financial statements include accounts of Key for 1998, 1997, and 1996 and the accounts of Brock for the periods subsequent to the acquisition.

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

Oil and Gas Properties

          The Company follows the full cost method of accounting for its investment in oil and gas properties and, accordingly, capitalizes all exploration and development costs incurred for the purposes of finding oil and gas reserves, including dry hole costs, geological and geophysical costs and direct overhead related to exploration and development activities. Payroll and other internal costs capitalized included salaries and related benefits paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties, as well as other specifically identifiable internal costs. Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis using prevailing prices. No gains or losses are normally recognized on the sale or disposition of oil and gas properties under full cost accounting.

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

                          KEY PRODUCTION COMPANY, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          In accordance with rules prescribed by the Securities and Exchange Commission, capitalized costs of oil and gas properties, net of accumulated DD&A, are limited to the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects (the "full cost ceiling test limitation"). This limit may be particularly sensitive to changes in the near term in pricing and production rates. If capitalized costs exceed this limit, the excess is charged to DD&A expense. The Company has not recorded any such write-downs of capitalized costs.

          The costs of certain unevaluated leasehold acreage and wells in the process of being drilled are not amortized. Amortization commences when such costs are evaluated or upon completion of wells in progress. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, the portion of the carrying cost in excess of the current value is included in the costs subject to amortization. Interest costs related to undeveloped properties are also capitalized.
Financing costs were reduced by capitalized interest totaling $1,456,000, $1,019,000 and $682,000 in 1998, 1997, and 1996, respectively.

          Office furniture and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from five to 10 years.

Revenue Recognition

          Key uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Key is entitled based on its interests in the properties. Differences between volumes sold and entitlement volumes create gas imbalances. These imbalances are reflected as adjustments to reported gas reserves and future cash flows in the Company's reserve report. Adjustments for gas imbalances reduced Key's proved gas reserves by approximately 3 percent at December 31, 1998. Key recognizes revenues from oil based on actual volumes sold to purchasers.

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

Statement of Cash Flows

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 4.4 and 5.9 percent rates of interest at December 31, 1998 and 1997, respectively, with cost approximating market.

                          KEY PRODUCTION COMPANY, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Treasury Stock

     The Company acquired treasury shares in 1998, 1997 and 1996. Treasury Stock is recorded at acquisition cost.

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ACQUISITIONS

     In December 1998, Key purchased EEX Corporation's (EEX) remaining interest in oil and gas properties in the Hardeman Basin of north-central Texas for $10.5 million. In September 1997, Key purchased 20 percent of EEX's interest and assumed operation of the producing properties. Acquisition of other producing and non-producing properties in 1998 totaled $2.7 million.

     Key made various property acquisitions in 1997 including the acquisition of non-producing acreage over 11 salt domes in west-central Mississippi.

     Key consummated the acquisition of Brock Exploration Corporation (Brock) on March 28, 1996 in a tax-free reorganization pursuant to which Brock became a wholly-owned subsidiary of Key. To effect the transaction, each Brock shareholder received one share of Key common stock for each 1.45 Brock shares held.

2.  DEBT

     Bank Financing-The bank financing is a revolving credit facility with NationsBank of Texas, N.A. (the Bank). The Company entered into the Credit Agreement (Agreement) on April 25, 1994, to fund acquisitions and drilling opportunities. In 1998, the Company executed an amendment to the Agreement that increased the maximum loan amount from $50 million to $75 million.

     The borrowing base elected by the Company was $70 million at the end of 1998, an increase from the $42 million base in effect at year-end 1997. Semi-annually, the Bank determines the maximum allowable borrowing base. The amount of the borrowing base is determined, at the Bank's discretion, by the value it assigns to the oil and gas properties of the Company less any outstanding debt. The Bank may also consider other credit factors such as assets, liabilities, cash flow, properties, prospects, management and ownership. If the re-determined borrowing base falls below the balance of outstanding borrowings, the Bank may request repayment of the excess amount.

     Interest on amounts borrowed is charged at NationsBank's prime rate or at London Interbank Offered Rates (LIBOR) plus .5 to 1.125 percent, at the Company's option. The factor added to LIBOR is determined by the Company's debt to capitalization ratio at the time of borrowing. The average interest rate on the various maturities of debt outstanding at December 31, 1998, was 6.03 percent. Key pays a .25 percent fee on the unused portion of the borrowing base, as well as other fees of approximately $10,000 per year in return for the Bank's commitment to maintain the availability of those funds. On April 1, 2000, the borrowing converts from a revolving loan to a term note. At that point, if not renegotiated before then, the Company must commence quarterly principal payments in addition to paying interest. The entire facility matures on January 1, 2003. The conversion and maturity dates are based on the Second Amendment to the Credit Amendment made on April 15, 1998.

     The credit facility requires the Company to comply with certain covenants contained within the Agreement until full and final payment of the obligation and termination of the Agreement. The Company has been in compliance with the covenants since inception of the Agreement.

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Aggregate maturities of long-term debt outstanding at December 31, 1998, are as follows:

                          (In thousands)
  1999                        $      -
  2000                          15,000
  2001                          20,000
  2002                          20,000
  2003                           5,000
  Thereafter                        -
                              --------
                              $ 60,000
                              ========

3. INCOME TAXES

  Deferred tax assets and liabilities are comprised of the following components at December 31, 1998 and 1997:

                                                                                                                 1998       1997
                                                                                                               --------   --------
                                                                                                                  (In thousands)
Long-term deferred tax assets:
 Operating loss carryforwards                                                                                  $  5,241   $  4,104
 Percentage depletion carryforwards                                                                                 826        826
 Other                                                                                                              925         59
                                                                                                               --------   --------
                                                                                                                  6,992      4,989
Valuation allowance..........................................................................................    (2,088)    (2,233)
                                                                                                               --------   --------
                                                                                                                  4,904      2,756

Long-term deferred tax liabilities:
 Depreciation, depletion and amortization....................................................................   (23,027)   (18,459)
                                                                                                               --------   --------

 Net deferred income tax liability...........................................................................  $(18,123)  $(15,703)
                                                                                                               ========   ========

     The Company had net tax operating loss carryforwards of approximately $14.4 million at December 31, 1998, which expire in the years 1998 through 2010. As of December 31, 1998, a portion of these net operating losses (NOLs) acquired as part of the Brock acquisition are subject to annual limitations. The Company has provided a valuation allowance for the portion of these NOLs which it does not believe will be available for use prior to expiration.

     Income tax expense consisted of the following:

                                                         For the Year Ended December 31,
                                                         -------------------------------
                                                             1998    1997    1996
                                                             -----  ------  ------
                                                               (In thousands)

Current Taxes:
  Federal........................                           $    -  $    -  $   37
  State..........................                              297       -       -
Deferred Taxes...................                            2,520   5,943   4,854
                                                            ------  ------  ------
  Total tax provision on income                             $2,817  $5,943  $4,891
                                                            ======  ======  ======

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of the statutory income tax rate to the effective rate is as follows:

                                                      1998       1997     1996
                                                      ----       ----     ----
Statutory income tax rate..........................    34.0%     34.0%   34.0%
State income tax...................................     4.0       4.0     4.0
                                                     ------     -----   -----
                                                       38.0%     38.0%   38.0%
                                                     ======     =====   =====

4. NON-CASH INVESTING AND FINANCING ACTIVITIES

 Supplemental Disclosure of Cash Flow Information

                                                       For the Year Ended December 31,
                                                       -------------------------------
                                                           1998     1997    1996
                                                          ------   -----   -----
                                                               (In thousands)
 Cash paid during the year for:
  Interest (net of amounts
   capitalized)                                           $1,144    $ 987   $ 537
  Income taxes (net of refunds
   received)                                              $ (147)   $ 145   $ 245

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
                                      -------
                                      $24,827
                                      =======

5. STOCK OPTIONS

     The Key Production Company, Inc. 1992 Stock Option Plan reserves 2,000,000 shares of common stock for issuance to the Company's officers and employees. A total of 887,500 options were outstanding at year-end. The options expire at various dates through 2007 and are at prices ranging from $2.50 to $11.38 per share with an aggregate exercise price of $8,472,531.

     The Key Production Company, Inc. Stock Option Plan for Non-Employee Directors reserves 360,000 shares of common stock for issuance to the Company's non-employee directors. There were 152,500 options outstanding at year-end at an aggregate exercise price of $1,230,938. These outstanding options were granted at exercise prices from $2.88 to $12.00 and expire at various dates through 2008.

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                            1998
                                    --------------------
                                                Weighted
                                                Average
                                    Number of   Exercise
                                     Options     Price
                                    ----------  --------

Outstanding, Beginning of Year....  1,479,500     $ 6.07
Granted...........................     62,500     $11.75
Exercised.........................     (2,000)    $ 4.13
                                    ---------
Outstanding, End of Year..........  1,540,000     $ 6.30
                                    =========
Exercisable, End of Year..........  1,129,167     $ 4.48
                                    =========
Available for Grant, End of Year..  1,162,500
                                    =========
                                             1997
                                    --------------------
                                                Weighted
                                                Average
                                    Number of   Exercise
                                    Options     Price
                                    ---------   --------
Outstanding, Beginning of Year....  1,049,000     $ 3.32
Granted...........................    500,000     $11.38
Exercised.........................    (69,500)    $ 2.85
                                    ---------
Outstanding, End of Year..........  1,479,500     $ 6.07
                                    =========
Exercisable, End of Year..........    942,833     $ 3.19
                                    =========
Available for Grant, End of Year..  1,225,000
                                    =========
                                            1996
                                    --------------------
                                                Weighted
                                                Average
                                    Number of   Exercise
                                    Options     Price
                                    ---------   --------
Outstanding, Beginning of Year....  1,090,000     $ 3.08
Granted...........................     45,000     $ 8.13
Exercised.........................    (86,000)    $ 2.75
                                    ---------
Outstanding, End of Year            1,049,000     $ 3.32
                                    =========
Exercisable, End of Year..........    925,667     $ 3.06
                                    =========
Available for Grant, End of Year..    545,000
                                    =========

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) was adopted by the Company as of December 31, 1996. This Statement defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided that pro forma results of operations are disclosed for those options granted beginning January 1, 1995. The Company has elected to account for stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized for stock option grants in 1998, 1997 and 1996. If the accounting provision of SFAS No. 123 had been adopted in 1995, the Company would have reported 1998 pro forma net income of $4.0 million, basic earnings of $.35 per share and diluted earnings of $.33 per share. For 1997, the Company would have reported pro forma net income of $9.1 million, basic earnings of $.80 per share and diluted earnings of $.75 per share. Pro forma information is not presented for 1996 because the effect on net earnings would have been immaterial.

     The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 1998: risk-free interest rate of 5.6 to 6.8 percent, expected weighted-average lives of five years, expected volatility of 39 percent in 1996 and 1997 and 47 percent in 1998 and expected dividends of zero percent.

The following table summarizes information about the stock options outstanding at December 31, 1998:

                                          Options Outstanding         Options Exercisable
                                         ---------------------   -------------------------------
                                          Weighted
                                           Average    Weighted                    Weighted
               Range of                   Remaining   Average                      Average
   Year        Exercise       Number     Contractual  Exercise    Number          Exercise
  Granted       Prices      Outstanding     Life       Price    Exercisable         Price
-----------  -------------  -----------  -----------  --------  -----------  -------------------

1992-1993    $  2.50-$3.75      724,000    3.9 years    $ 3.01      724,000         $ 3.01
1994-1995    $  3.00-$4.88      208,500    5.3 years    $ 3.53      208,500         $ 3.53
1996-1997    $ 8.13-$11.38      545,000    8.0 years    $11.11      196,667         $10.88
1998         $11.31-$12.00       62,500    9.3 years    $11.75            -              -
                              ---------  -----------    ------    ---------         ------
                              1,540,000    5.8 years    $ 6.30    1,129,167         $ 4.48
                              =========  ===========    ======    =========         ======

6. EMPLOYEE BENEFIT PLANS

     Retirement Plan-The Company provides a 401(k) retirement/savings plan for all employees. This plan allows participants to contribute up to 10 percent of their compensation, with Key matching contributions up to a maximum of 4 percent of their compensation. The Company's contribution is made in the form of Key common stock. Employees vest in the Company's contribution at the rate of 25 percent per year. Total expenses for the Company's matching contribution were $169,714, $114,109 and $78,877 in 1998, 1997 and 1996 respectively.

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Income Continuance Plan-Effective June 1, 1994, the Company established the Key Production Company, Inc. Income Continuance Plan. The plan provides for the continuation of salary and benefits for certain employees in the event of a change in control of the Company.

     The administrative, compliance and legal costs associated with administering these plans are paid by Key. Such expenses were not significant in 1998, 1997, or 1996.

7. COMMITMENTS AND CONTINGENCIES

     Lease Commitments-The Company has leases for office space with varying expiration dates through 2002. Rental expense was $407,039, $262,648 and $138,858 for 1998, 1997 and 1996, respectively.

     As of December 31, 1998, minimum rental commitments under these leases are payable in the following years:

          1999    $364,848
          2000     303,814
          2001     289,155
          2002      39,674
                  --------
                  $997,491
                  ========

     Litigation-The Company is involved in litigation claims and is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position, results of operation or cash flows.

     Environmental-The Company is not aware of any environmental claims existing as of December 31, 1998, which would have a material impact upon the Company's financial condition, results of operations or cash flows. Key does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact on the future.

8. TRANSACTIONS WITH RELATED PARTIES

     In October 1996, the Company purchased 224,022 shares of Key common stock from Lawrence Brock for $10.00 per share, the then current market price. Mr. Brock was the chairman and chief executive officer of Brock at the time Brock was acquired by the Company. The purchase was funded using the Company's existing credit facility.

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In May 1997, the Company purchased 40,000 shares of Key common stock from Janet Moylan, widow of Tim Moylan. Mr. Moylan was a director of Key from 1993 to 1996. The shares were purchased at $10.00 per share, which was the market price at that time.

9. CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1998 and 1997, resulted from transactions with other companies in the oil and gas industry. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized.

     The following parties purchased 10 percent or more of Key's oil and gas production:

                                 For the Year Ended December 31,
                                 -------------------------------
             Purchaser               1998   1997   1996
             ---------              -----  -----  -----
     Eighty Eight Oil Company......     6%    12%    16%
     ProEnergy Marketing...........    11%    14%    16%
     Transok, LLC..................    21%    14%     -
     Enserco Energy, Inc...........    13%     -      -
     Tosco Refining & Marketing....    14%     -      -
     Scurlock Permian Corporation..    22%     -      -

     Effective January 1, 1993, Key entered into an agreement with Apache Corporation (Apache) under which Key paid Apache a fee to market the majority of its gas production that was not subject to traditional gas contract arrangements. From 1993 to March 1996, the majority of Key's gas production marketed by Apache was sold to Natural Gas Clearinghouse. Effective April 1996, a portion of Key's gas production previously marketed by Apache was sold to ProEnergy. Beginning January 1997, Key signed a five-year agreement with Transok, LLC. Under this arrangement, Transok, LLC will gather and purchase the majority of Key's Mid-Continent gas production.

10. EARNINGS PER SHARE

     Basic earnings per share is computed based on the monthly weighted-average number of shares outstanding during the periods. The weighted-average number of common shares used in computing basic earnings per share was 11,508,628, 11,480,071 and 10,924,845 for 1998, 1997 and 1996, respectively. Diluted earnings per share is computed based on the monthly weighted-average number of common stock equivalents (stock options) using the treasury stock method. Dilutive common stock equivalents assumed to have been exercised totaled 631,631, 688,818 and 621,355 for 1998, 1997 and 1996, respectively.

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

                                         For the Year Ended December 31,
                                         -------------------------------
                                              1998     1997    1996
                                             ------  --------  -----
                                        (In thousands, except percentages)

Oil and gas revenues from production.......  37,413  $41,965 $37,553
                                             ------  ------- -------
Operating costs:
 Depreciation, depletion and amortization..  15,833   12,978  12,521
 Lease operating...........................   8,874    7,913   7,325
 Production taxes..........................   2,409    2,714   2,314
 Income taxes..............................   3,913    6,977   5,849
                                             ------  -------  ------
                                             31,029   30,582  28,009
                                             ------  -------  ------
Results of operations from oil and gas
 producing activities......................  $6,384  $11,383  $9,544
                                             ======  =======  ======

Amortization rate as a percentage
 of revenues...............................   42.3%     30.9%   33.3%
                                             =====   =======   =====

     Capitalized Costs-The following table sets forth the capitalized costs and related accumulated depreciation, depletion and amortization relating to the Company's oil and gas production, exploration and development activities.

                                               For the Year Ended December 31,
                                              ----------------------------------
                                                 1998         1997       1996
                                              -----------  ----------  ---------
                                                        (In thousands)

Balance, beginning of year..................    $157,071    $113,172   $ 70,574
Costs incurred during the year:
 Exploration:
   Evaluated................................       6,952       6,444      6,613
   Unevaluated..............................       3,683       4,160      1,056
 Development................................      31,541      26,115     12,834
 Acquisition of properties:
   Proved...................................       9,605       3,763     22,283
   Unproved.................................       3,648       4,143        690
 Property sales:
   Proved...................................        (733)       (361)      (713)
   Unproved.................................      (2,678)       (365)      (165)
                                                --------    --------   --------
Balance, end of year........................     209,089     157,071    113,172
Less - costs not being amortized............     (23,276)    (18,624)   (10,685)
                                                --------    --------   --------
Costs being amortized.......................     185,813     138,447    102,487
Less - accumulated depreciation, depletion
 and amortization...........................     (57,752)    (41,919)   (28,941)
                                                --------    --------   --------
Capitalized costs being amortized, net......    $128,061    $ 96,528   $ 73,546
                                                ========    ========   ========

     Costs Not Being Amortized-Oil and gas property costs not being amortized at December 31, 1998, totaled $23,276,000. Of the total, $12,450,000, $6,895,000,
$795,000, $577,000, and $2,559,000 was incurred in 1998, 1997, 1996, 1995 and
1994,
respectively. The Company expects a majority of these costs to be evaluated and to become subject to amortization within the next three years.

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. All of the Company's reserves are located in the continental or offshore United States.

                                   Gas in Million Cubic Feet          Oil in Thousands of Barrels
                              ------------------------------------  ------------------------------
                                  1998           1997       1996      1998       1997       1996
                              -------------  ------------  -------  ---------  ---------  --------
Total proved reserves-
 Developed and undeveloped
   Beginning of year........        69,543        64,094   37,478      6,213      6,207     3,792
   Revisions of previous
    estimates...............         8,523        (1,206)   1,289       (282)      (306)      410
   Improved recovery........             -             -       27          -          5       165
   Extensions and
    discoveries.............        16,560        17,401   13,675        910        845       242
   Purchases of
    reserves................           971           374   21,107      1,159        301     2,457
   Production...............       (12,600)      (10,958)  (9,198)      (965)      (839)     (853)
   Sales of properties......           (41)         (162)    (284)       (13)         -        (6)
                                   -------       -------   ------      -----      -----     -----
   End of year..............        82,956        69,543   64,094      7,022      6,213     6,207
                                   =======       =======   ======      =====      =====     =====

Proved developed reserves-
   Beginning of year........        67,771        62,806   36,986      6,197      6,006     3,685
   End of year..............        82,337        67,771   62,806      7,012      6,197     6,006

     Future Net Cash Flows (Unaudited)-Future reserves are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

Discounted Future Net Cash Flows and Changes Relating to Proved Reserves at December 31,

                                                                                                  1998       1997        1996
                                                                                                ---------  ---------  ----------
                                                                                                         (In thousands)

  Cash inflows................................................................................  $252,148   $266,095   $ 380,765
  Production and development costs............................................................   (82,031)   (91,094)   (115,224)
  Income tax expense..........................................................................   (22,143)   (34,171)    (70,692)
                                                                                                --------   --------   ---------
  Net cash flows..............................................................................   147,974    140,830     194,849
  10% annual discount rate....................................................................   (43,752)   (41,577)    (65,629)
                                                                                                --------   --------   ---------
  Discounted future net cash flows............................................................  $104,222   $ 99,253   $ 129,220
                                                                                                ========   ========   =========

  The following are the principal sources of change in the discounted future net cash flows:

                                                                                                For the Year Ended December 31,
                                                                                                -------------------------------
                                                                                                    1998       1997        1996
                                                                                                --------   --------   ---------
                                                                                                         (In thousands)
Sales, net of production costs................................................................  $(26,130)  $(31,338)  $ (27,915)
Net change in prices and production...........................................................   (27,302)   (69,612)     42,155
Extensions, discoveries and improved
 recovery, net of related costs...............................................................    30,580     36,531      33,267
Change in future development costs............................................................     1,857        660       1,112
Revision of quantities........................................................................     6,800     (2,432)      6,205
Accretion of discount.........................................................................    12,172     17,259       6,120
Change in income taxes........................................................................     8,269     20,902     (32,920)
Purchases of reserves in place................................................................     9,025      4,592      57,672
Sales of properties...........................................................................      (155)      (254)       (238)
Change in production rates and other..........................................................   (10,147)    (6,275)     (6,996)
                                                                                                --------   --------   ---------
                                                                                                $  4,969   $(29,967)  $  78,462
                                                                                                ========   ========   =========

     Impact of Pricing (Unaudited)-The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Fluctuations are largely due to the seasonal pricing nature of natural gas, supply perceptions for natural gas and significant worldwide volatility in oil prices.

     Under SEC rules, companies that follow full cost accounting methods are required to make quarterly "ceiling test" calculations. Under this test, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. The Company calculates the projected income tax effect using the "year-by-year" method for purposes of the supplemental oil and gas disclosures and uses the "short-cut" method for the "ceiling test" calculation. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

                UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                         First   Second  Third   Fourth    Total
                        -------  ------  ------  -------  -------
                        (In thousands, except for per share data)

1998
----
Revenues..............  $ 9,811  $9,695  $9,059  $ 9,218  $37,783
Expenses, net.........    8,376   8,145   8,134    8,533   33,188
                        -------  ------  ------  -------  -------
Net income............  $ 1,435  $1,550  $  925  $   685  $ 4,595
                        =======  ======  ======  =======  =======
Basic earnings per
 common share*........  $   .12  $  .13  $  .08  $   .06  $   .40
                        =======  ======  ======  =======  =======
Diluted earnings per
 common share*........  $   .12  $  .13  $  .08  $   .06  $   .38
                        =======  ======  ======  =======  =======

1997
----
Revenues..............  $11,110  $9,516  $9,613  $11,912  $42,151
Expenses, net.........    8,240   7,473   7,613    9,129   32,455
                        -------  ------  ------  -------  -------
Net income............  $ 2,870  $2,043  $2,000  $ 2,783  $ 9,696
                        =======  ======  ======  =======  =======
Basic earnings per
 common share.........  $   .25  $  .18  $  .17  $   .24  $   .84
                        =======  ======  ======  =======  =======
Diluted earnings per
 common share.........  $   .24  $  .17  $  .16  $   .23  $   .80
                        =======  ======  ======  =======  =======

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Information About Nominees for Election as Directors" in the Company's proxy statement relating to the Company's 1999 annual meeting of stockholders (Proxy Statement) is incorporated herein by reference. Certain information with regard to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set for the under the captions "Summary Compensation Table," "Aggregated Option Exercises In The Last Fiscal Year and Fiscal Year-End Option Values," "Director Compensation," and "Employment Agreements" in the Proxy Statement is incorporated herein by reference.

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

     Statement of income for each of the three years in the period ended December 31, 1998.

     Statement of cash flows for each of the three years in the period ended December 31, 1998.

     Balance sheet as of December 31, 1998 and 1997.

     Statement of changes in stockholders' equity for each of the three years in the period ended December 31, 1998.

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

      2.2    --   Agreement and Plan of Merger dated as of December 21, 1995 among Key Production Company, Inc., Key Acquisition One, Inc.
                  and Brock Exploration Corporation (incorporated by reference to Exhibit 2.2 to the Registrant's Statement on Form S-4, registration no. 333-00889 filed with the SEC on February 15,
                  1996).

      3.1    --   Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
                  Statement on Form S-4, registration no. 33-23533 filed with the SEC on August 5, 1988).

      3.2    --   Amendment to Certificate of Incorporation of the Registrant
                  (incorporated by reference to Exhibit 3.2 to the Registrant's
                  Registration Statement on Form S-4, registration no. 33-23533 filed with the SEC on August 5, 1988).

      3.3    --   Bylaws of the Registrant, as amended and restated on June 8,
                  1995 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1995, file no. 0-17162).

      4.1    --   Form of Common Stock Certificate (incorporated by reference to
                  Exhibit 4.12 to the Registrant's Amendment No. 1 to
                  Registration Statement on Form S-4, registration no. 33-23533 filed with the SEC on August 15, 1988).

   + 10.7    --   Key Production Company, Inc. 1992 Stock Option Plan
                  (incorporated by reference to Exhibit 10.7 to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

   + 10.8    --   Key Production Company, Inc. Stock Option Plan for Non-
                  Employee Directors, (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended
                  December 31, 1992, file no. 0-17162).

   + 10.9    --   Stock Option Agreement between the Registrant and Francis H.
                  Merelli, dated September 1, 1992 (incorporated by reference to
                  Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

   +10.10    --   Key Production Company, Inc. 401(k) Plan (incorporated by
                  reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

   +10.11    --   Employment Agreement between the Registrant and Francis H.
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

   +  10.18  --   Key Production Company, Inc. Income Continuance Plan, dated effective June 1, 1994 (incorporated by reference to Exhibit
                  10.18 to the Registrant's Form 10-K for the fiscal year ended
                  December 31, 1992, file no. 0-17162).

      10.19  --   First Amendment to Credit Agreement between Key Production
                  Company, Inc. and NationsBank of Texas, N.A., dated January 1,
                  1997 (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, file no. 0-17162).

      10.20  --   Second Amendment to Credit Agreement between Key Production
                  Company, Inc. and NationsBank of Texas, N.A., dated April 15,
                  1998 (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-Q for the period ended March 31, 1998, file no. 0-17162).

   +10.21.1  --   Amendment No. 1 to the Key Production Company, Inc. 1992 Stock
                  Option Plan, dated March 14, 1997 (incorporated by reference to Exhibit 10.21.1 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

   +10.21.2  --   Amendment No. 1 to the Key Production Company, Inc. Stock
                  Option Plan for Non-Employee Directors, dated January 27, 1997
                  (incorporated by reference to Exhibit 10.21.2 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

   +10.21.3  --   Amendment No. 2 to the Key Production Company, Inc. Stock
                  Option Plan for Non-Employee Directors, dated March 14, 1997
                  (incorporated by reference to Exhibit 10.21.3 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

   +10.21.4  --   Amendment No. 3 to the Key Production Company, Inc. Stock
                  Option Plan for Non-Employee Directors, dated May 7, 1998
                  (incorporated by reference to Exhibit 10.21.4 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

   *   23.1  --   Consent of Arthur Andersen LLP, dated March 23, 1999.

   *   27.1  --   Financial Data Schedule for Commercial and Industrial
                  Companies per Article 5 of Regulation S-X for the year ended
                  December 31, 1998.

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              KEY PRODUCTION COMPANY, INC.

                              By: /s/ F.H. Merelli
                                 -----------------
                                 F.H. Merelli
Date:    March 24, 1999          Chairman, President and Chief
         --------------          Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                 Title                       Date
           ---------                 -----                       ----



    /s/ F.H. Merelli          Director, Chairman, President
    ----------------          and Chief Executive Officer
     F.H. Merelli             (Principal Executive Officer)    March 24, 1999
                                                               --------------



    /s/ Monroe W. Robertson   Senior Vice President
    -----------------------   and Secretary
     Monroe W. Robertson      (Principal Financial Officer)    March 24, 1999
                                                               --------------



    /s/ Cathy L. Anderson     Controller
    ---------------------     (Principal Accounting Officer)   March 24, 1999
     Cathy L. Anderson                                         --------------




    /s/ Cortlandt S. Dietler  Director                         March 24, 1999
    ------------------------                                   --------------
     Cortlandt S. Dietler



    /s/ L. Paul Teague        Director                         March 24, 1999
    ------------------                                         --------------
     L. Paul Teague