Form 10-Q
period 1999-03-31
KEY PRODUCTION CO INC
filed 1999-05-13
CIK 837290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ________________


Commission file number  0-17162
                        -------


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]    NO [_]

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of March 31, 1999 is 11,524,681.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1 -- FINANCIAL STATEMENTS
------------------------------

                          KEY PRODUCTION COMPANY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                For the Three Months
                                                   Ended March 31,
                                               ---------------------
(In thousands, except per share data)            1999         1998
                                               --------     --------
Revenues:
 Natural gas production                        $ 6,087       $6,178
 Oil production                                  3,654        3,398
 Plant production                                  164          210
 Other                                             100           25
                                               -------       ------
                                                10,005        9,811
                                               -------       ------

Expenses:
 Depreciation, depletion and amortization        5,279        3,960
 Operating costs                                 2,615        2,827
 Administrative, selling and other                 547          452
 Financing, net                                    643          290
 Income tax provision                              (23)         (33)
                                               -------       ------
                                                 9,061        7,496
                                               -------       ------

Income Before Income Taxes                         944        2,315

Provision for Income Taxes                         359          880
                                               -------       ------

Net Income                                     $   585       $1,435
                                               =======       ======

Basic Earnings Per Share                       $   .05       $  .12
                                               =======       ======

Diluted Earnings Per Share                     $   .05       $  .12
                                               =======       ======


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
(In thousands)                                        1999       1998
                                                   ---------   --------
Cash Flows from Operating Activities:
 Net income                                          $   585    $ 1,435
 Adjustment to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion and amortization          5,279      3,960
     Deferred income taxes                               321        787

 Changes in operating assets and liabilities:
   (Increase) decrease in receivables                 (1,858)     2,956
   (Increase) decrease in prepaid expenses
     and other                                          (108)        26
   Decrease in accounts payable and accrued
     expenses                                         (1,338)    (4,447)
   Increase (decrease) in long-term property
     liabilities and other                                17        (40)
                                                     -------    -------

     Net cash provided by operating activities         2,898      4,677
                                                     -------    -------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures                                       (8,020)    (9,169)
 Acquisition of oil and gas properties                  (243)       (49)
 Proceeds from sale of oil and gas properties            134          -
 Other capital expenditures                              (45)      (126)
                                                     -------    -------

     Net cash used by investing activities            (8,174)    (9,344)
                                                     -------    -------


Cash Flows From Financing Activities:
 Long-term borrowings                                  5,000      4,000
 Payments to acquire treasury stock                       (1)         -
                                                     -------    -------

     Net cash provided by financing activities         4,999      4,000
                                                     -------    -------

Net Decrease in Cash and Cash Equivalents               (277)      (667)

Cash and Cash Equivalents at Beginning of Year         4,720      3,349
                                                     -------    -------

Cash and Cash Equivalents at End of Period           $ 4,443    $ 2,682
                                                     =======    =======


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)



                                                  March 31,    December 31,
(In thousands)                                      1999           1998
                                                  --------     ------------
             ASSETS

Current Assets:
 Cash and cash equivalents                        $  4,443        $  4,720
 Receivables                                         9,836           7,978
 Prepaid expenses and other                            677             569
                                                  --------        --------

                                                    14,956          13,267
                                                  --------        --------

Oil and Gas Properties, on the basis of
 full cost accounting:
   Proved properties                               191,492         185,813
   Unproved properties and properties
     under development, not being amortized         24,443          23,276
                                                  --------        --------
                                                   215,935         209,089
   Less - accumulated depreciation,
     depletion and amortization                    (62,917)        (57,752)
                                                  --------        --------
                                                   153,018         151,337
                                                  --------        --------

Other Assets, Net                                    1,622           1,691
                                                  --------        --------

                                                  $169,596        $166,295
                                                  ========        ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                 $ 10,535        $ 11,271
 Accrued exploration and development                 2,368           3,651
 Accrued lease operating expense and other           1,633           2,276
                                                  --------        --------
                                                    14,536          17,198
                                                  --------        --------

Long-Term Debt                                      65,000          60,000
                                                  --------        --------

Non-current Liabilities
 Deferred income taxes                              18,444          18,123
 Long-term property liabilities and other            1,310           1,293
                                                  --------        --------
                                                    19,754          19,416
                                                  --------        --------

Stockholders' Equity:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 11,778,190 shares
   issued                                            2,945           2,945
 Paid-in capital                                    37,406          37,406
 Retained earnings                                  32,304          31,737
 Treasury stock at cost, 253,509, and
   259,734 shares, respectively                     (2,349)         (2,407)
                                                  --------        --------
                                                    70,306          69,681
                                                  --------        --------
                                                  $169,596        $166,295
                                                  ========        ========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                       Total
                                                                                                       Stock-
                                      Common          Paid-in         Retained         Treasury       holders'
                                       Stock          Capital         Earnings           Stock         Equity
                                     --------       ----------      -----------       -----------     ----------
                                                    (In thousands, except per share data)
Balance, December 31, 1998            $2,945          $37,406          $31,737           $(2,407)       $69,681
 Net income                                -                -              585                 -            585
 Treasury stock issued                     -                -              (18)               59             41
 Treasury stock purchased                  -                -                -                (1)            (1)
                                      ------          -------          -------           -------        -------
Balance, March 31, 1999               $2,945          $37,406          $32,304           $(2,349)       $70,306
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

INCOME TAXES

     Income tax expense consisted of the following:

                                          Three Months Ended March 31,
                                        -------------------------------
                                           1999                 1998
                                        ----------           ----------
     Current Taxes:
        Federal                           $   -                 $  -
        State                                38                   93

     Deferred Taxes:                        321                  787
                                          -----                 ----

                                          $ 359                 $880
                                          =====                 ====

NET INCOME PER SHARE

     Basic earnings per share is computed based on the monthly weighted-average number of shares outstanding during the periods. The weighted-average number of common shares used in computing basic earnings per share was 11,518,389 and 11,498,413 for 1999 and 1998, respectively. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options) using the treasury stock method. Dilutive equivalents assumed to have been exercised totaled 476,197 and 681,237 for 1999 and 1998, respectively.

STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 4.5 and 4.4 percent rates of interest at March 31, 1999 and December 31, 1998, respectively, with cost approximating market.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                             For the Three Months
                                                 Ended March 31,
                                        -------------------------------
                                           1999                 1998
                                        ----------           ----------

Cash paid during the period for:
  Interest (net of amounts capitalized)    $  689              $  252
  Income taxes                             $   14              $    3

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

     Key is reporting first quarter net income of $.6 million, or $.05 per diluted share. First quarter results are down 59 percent and 58 percent, respectively, from the $1.4 million and $.12 per diluted share reported a year ago. These results are based on revenues of $10.0 million and $9.8 million for 1999 and 1998, respectively.

     While not apparent in the bottom line, Key's oil and gas production increased 21 percent between the first quarters of 1998 and 1999. The increase to gas production is from new drilling wells while the increase to oil production is from the acquisition of oil properties at the end of 1998.


RESULTS OF OPERATIONS

                                            For the Three Months
                                               Ended March 31,
                                         ---------------------------
                                            1999             1998
                                         -----------      ----------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume - Mcf per day                       38,744         33,057
Gas Price - Per Mcf                           $  1.75        $  2.08
Oil Volume - Barrels per day                    3,619          2,808
Oil Price - Per barrel                        $ 11.22        $ 13.45
Full Cost Amortization Rate                      52.1%          39.4%


     Key's oil and gas revenues were $9.9 million and $9.8 million for the first quarters of 1999 and 1998, respectively. The $.1 million, or 1 percent increase in 1999 is the combined effect of increased oil sales and decreased gas and plant product revenues.

     Sales of natural gas sales slipped 1 percent to $6.1 million for 1999. Daily gas output for the first quarter increased 17 percent, from 33,057 Mcf per day in 1998 to 38,744 Mcf per day in 1999, and added $1.1 million in revenue. Most of the 1999 production increase is from new wells drilled in 1998. On the downside, Key's average gas price dropped from $2.08 per Mcf in 1998 to $1.75 per Mcf in 1999 for a $1.2 million reduction to sales.

     Oil sales increased by 8 percent between the first quarters of 1998 and 1999. A 29 percent increase in crude oil production was more than enough to offset a 17 percent price decline. Oil production climbed from 2,808 barrels per day in 1998 to 3,619 barrels per day in 1999. The production increase had a positive impact of $1.0 million on oil sales. Key's average realized oil price fell from $13.45 per barrel in 1998 to $11.22 per barrel in 1999, and reduced sales by $.7 million.

     Product sales from gas processing plants contributed approximately $164,000 and $210,000 to oil and gas production revenues in the first quarters of 1999 and 1998, respectively.

     Key's oil and gas revenues are derived from the following product mix in 1999: 37 percent oil, 61 percent gas and 2 percent plant products. This compares to the following mix for 1998: 35 percent oil, 63 percent gas and 2 percent plant products.

     Other revenues were approximately $100,000 and $25,000 in 1999 and 1998, respectively. Other revenue in 1999 is comprised of income from the Company's gathering system in California.

     Depreciation, depletion and amortization (DD&A) expense increased 33 percent between the first quarters of 1998 and 1999 while sales remained relatively stable. The depletion rate as a percentage of oil and gas sales escalated from 39.4 percent in 1998 to 52.1 percent in 1999. Depressed product prices, for both oil and gas, were a factor in the elevated DD&A rate for 1999.

     Operating expenses went from $2.8 million in the first quarter of 1998 to $2.6 million in the first quarter of 1999. The decrease in operating costs is due to a reduction in workover activity. The 7 percent decrease occurred despite a 21 percent increase in oil and gas production. On a unit of production basis, operating expenses declined from $.63 per EMcf in 1998 to $.48 per EMcf in 1999. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     Administrative, selling and other costs (G&A) increased by 21 percent between the first quarters of 1999 and 1998. Due to an equal percentage increase in oil and gas output, G&A compared on a unit of production basis remained flat at $.10 per EMcf.

     Interest expense before capitalization was $962,000 and $625,000 for first quarters of 1999 and 1998, respectively. The long-term debt balance was $65.0 million at March 31, 1999, compared to $39.0 million at March 31, 1998. Key capitalized interest of $319,000 and $335,000 in the same periods of 1999 and 1998, respectively. These capitalized amounts are for borrowings associated with undeveloped leasehold.

     Key is using an effective tax rate of 38 percent for 1999 and 1998.

CASH FLOW AND LIQUIDITY

   Key's primary needs for cash are to fund oil and gas exploration, development and acquisition activities and for payment of existing obligations and trade commitments related to oil and gas operations. The Company's primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

   Cash from operating activities was $2.9 million in the first quarter of 1999, compared to $4.7 million in 1998. The $1.8, or 38 percent decrease, is from the collective changes in the accounts receivable, accounts payable and accrued expense balances. The combined changes to net income, DD&A expense and deferred taxes for 1999 and 1998 resulted in almost no variance.

   Expenditures for exploration and development (E&D) in the first quarter of 1999 totaled $8.0 million. While the level of expenditures was down from the $9.2 million expended for E&D in 1998, 1999 expenditures were nearly three times the cash generated by operating activities for the same period. Amounts expended in the first quarter of 1998 for E&D were about two times the cash from operating activities. E&D projects initiated in the first quarters of 1999 and 1998 were funded with a combination of cash from operations and long-term debt.

     As mentioned above, the Company drew on its credit facility with NationsBank of Texas, N.A. to finance exploration and drilling activities in excess of cash generated by operating activities. The Company drew $5.0 million and $4.0 million in the first quarters of 1999 and 1998, respectively.

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

FUTURE TRENDS

     The company expects its drilling efforts to be concentrated in California, the Gulf Coast and the Mid-Continent for the remainder of 1999. This year's drilling program in California is getting under way and the company expects to drill five or six wells there by mid-summer 1999. Gulf Coast activity will continue to center around the West Gueydan prospect and the Mississippi Salt Dome Basin. Key is in the process of completing three wells in the Gulf Coast region. If productive, sales should commence late in the second quarter. The Mid-Continent region continues to be Key's most active area in terms of the number of wells drilled. Fourteen of the 17 wells drilled year-to-date in this region have been completed or are waiting on completion.

     Although Key plans an active exploration effort in 1999, depressed commodity prices will impact the availability of drilling capital and, ultimately, the number of wells the company is able to drill. The level of oil and gas prices also affects the borrowing base under the company's line of credit. Low commodity prices could limit the company's ability to borrow additional amounts to fund exploration and development activities.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for the remainder of 1999 with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements.

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

PART II -- OTHER INFORMATION
----------------------------


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

(a)  Exhibits:

       27.1  Financial Data Schedule for Commercial and Industrial Companies per
             Article 5 of Regulation S-X for the quarter ended March 31, 1999.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated May 12, 1999


                                      KEY PRODUCTION COMPANY, INC.



                                      /s/ Monroe W. Robertson
                                      ------------------------------------
                                      Monroe W. Robertson
                                      Senior Vice President and Secretary
                                      (Principal Financial Officer)



                                      /s/ Cathy L. Anderson
                                      ------------------------------------
                                      Cathy L. Anderson
                                      Controller
                                      (Principal Accounting Officer)