Form 10-Q
period 1999-06-30
KEY PRODUCTION CO INC
filed 1999-08-13
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                         ------    ------

Commission file number 001-11769
                       ---------


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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of June 30, 1999, is 11,528,634.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         KEY PRODUCTION COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                       For the Quarter     For the Six Months
                                       Ended June 30,        Ended June 30,
                                      -----------------    ------------------

(In thousands, except per share data)  1999      1998        1999       1998
                                      -------   -------    --------   --------

Revenues:
 Natural gas production               $ 6,724   $ 6,534    $ 12,811   $ 12,712
 Oil production                         4,890     2,850       8,544      6,248
 Plant production                         145       210         309        420
 Other revenues                           125       101         225        126
                                      -------   -------    --------   --------
                                       11,884     9,695      21,889     19,506
                                      -------   -------    --------   --------

Operating Expenses:
 Depreciation, depletion and
   amortization                         6,653     3,878      11,932      7,838
 Operating costs                        2,759     2,638       5,374      5,465
 Administrative, selling and other        671       424       1,218        876
 Financing costs:
   Interest costs                         628       305       1,271        595
   Interest income                        (46)      (50)        (69)       (83)
                                      -------   -------    --------   --------

                                       10,665     7,195      19,726     14,691
                                      -------   -------    --------   --------

Income Before Income Taxes              1,219     2,500       2,163      4,815

Provision for Income Taxes                463       950         822      1,830
                                      -------   -------    --------   --------

Net Income                            $   756   $ 1,550    $  1,341   $  2,985
                                      =======   =======    ========   ========

Basic Earnings Per Share              $   .07   $   .13    $    .12   $    .26
                                      =======   =======    ========   ========

Diluted Earnings Per Share            $   .06   $   .13    $    .11   $    .24
                                      =======   =======    ========   ========










          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       For the Six Months
                                                         Ended June 30,
                                                  ------------------------------

(In thousands)                                      1999             1998
                                                  --------         --------

Cash Flows from Operating Activities:
 Net income                                       $  1,341         $  2,985
 Adjustment to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization         11,932            7,838
   Deferred income taxes                               735            1,637
 Changes in operating assets and liabilities:
   Decrease in receivables                             193            3,169
   Increase in prepaid expenses and other              (53)            (160)
   Decrease in accounts payable and accrued
     expenses                                       (4,022)          (2,138)
   Increase(decrease) in long-term property
     liabilities and other                              12             (197)
                                                  --------         --------

     Net cash provided by operating activities      10,138           13,134
                                                  --------         --------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures                                    (15,788)         (17,274)
 Acquisition of oil and gas properties                (278)            (128)
 Proceeds from sale of oil and gas properties          206            2,175
 Other capital expenditures                            (49)            (404)
                                                  --------         --------

     Net cash used by investing activities         (15,909)         (15,631)
                                                  --------         --------

Cash Flows From Financing Activities:
 Long-term borrowings                                5,000            4,000
 Payments to acquire treasury stock                     (2)             (17)
                                                  --------         --------

     Net cash provided by financing activities       4,998            3,983
                                                  --------         --------

Net Increase (Decrease) in Cash
 and Cash Equivalents                                 (773)           1,486

Cash and Cash Equivalents at Beginning of Year       4,720            3,349
                                                  --------         --------

Cash and Cash Equivalents at End of Period        $  3,947         $  4,835
                                                  ========         ========




          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                               June 30,     December 31,
(In thousands)                                   1999           1998
                                               --------       --------
             ASSETS

Current Assets:
 Cash and cash equivalents                     $  3,947       $  4,720
 Receivables                                      7,785          7,978
 Prepaid expenses and other                         622            569
                                               --------       --------

                                                 12,354         13,267
                                               --------       --------
Oil and Gas Properties, on the basis of
 full cost accounting:
   Proved properties                            201,446        185,813
   Unproved properties and properties
     under development, not being amortized      22,577         23,276
                                               --------       --------
                                                224,023        209,089
   Less - accumulated depreciation,
     depletion and amortization                 (69,467)       (57,752)
                                               --------       --------
                                                154,556        151,337
                                               --------       --------

Other Assets, net                                 1,523          1,691
                                               --------       --------

                                               $168,433       $166,295
                                               ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                              $  7,950       $ 11,271
 Accrued exploration and development              2,725          3,651
 Accrued lease operating expense and other        1,497          2,276
                                               --------       --------
                                                 12,172         17,198
                                               --------       --------

Long-Term Debt                                   65,000         60,000
                                               --------       --------

Non-current Liabilities
 Deferred income taxes                           18,858         18,123
 Long-term property liabilities and other         1,305          1,293
                                               --------       --------
                                                 20,163         19,416
                                               --------       --------

Stockholders' Equity:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 11,778,190 shares
   issued                                         2,945          2,945
 Paid-in capital                                 37,406         37,406
 Retained earnings                               33,059         31,737
 Treasury stock at cost, 249,556, and
   259,734 shares, respectively                  (2,312)        (2,407)
                                               --------       --------
                                                 71,098         69,681
                                               --------       --------
                                               $168,433       $166,295
                                               ========       ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                      Total
                                                                      Stock-
                              Common  Paid-in  Retained   Treasury   holders'
                               Stock  Capital  Earnings     Stock     Equity
                              ------  -------  ---------  --------   -------
                                   (In thousands, except per share data)

Balance, December 31, 1998    $2,945  $37,406   $31,737    $(2,407)   $69,681
 Net income                        -        -     1,341          -      1,341
 Treasury stock issued             -        -       (19)        97         78
 Treasury stock purchased          -        -         -         (2)        (2)
                              ------  -------   -------    -------    -------

Balance, June 30, 1999        $2,945  $37,406   $33,059    $(2,312)   $71,098
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

Income Taxes

     Income tax expense consisted of the following:

                           Six Months Ended June 30,
                          ---------------------------
                             1999             1998
                          ----------       ----------

     Current Taxes:
      Federal             $        -       $        -
      State                       87              193

     Deferred Taxes:             735            1,637
                          ----------       ----------

                          $      822       $    1,830
                          ==========       ==========

Net Income Per Share

          Basic earnings per share is computed based on the monthly weighted-average number of shares outstanding during the period. The weighted-average number of common shares used in computing basic earnings per share were:
11,524,706 and 11,504,686 for the second quarters of 1999 and 1998, respectively; and 11,521,565 and 11,501,567 for the first six months of 1999 and 1998, respectively. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options) using the treasury stock method. Dilutive equivalents assumed to have been exercised totaled: 608,051 and 712,575 for the second quarters of 1999 and 1998, respectively; and 542,349 and 696,906 for the first six months of 1999 and 1998, respectively.

Statement of Cash Flows

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 4.5 and 4.4 percent rates of interest at June 30, 1999 and December 31, 1998, respectively, with cost approximating market.

Supplemental Disclosure of Cash Flow Information

                                                    For the Six Months
                                                       Ended June 30,
                                                    -------------------
                                                      1999       1998
                                                    --------   --------

Cash paid during the period for:
 Interest (net of amounts capitalized)                 $1,309    $ 515
 Income taxes (net of refunds received)                $   26    $ 115


Debt

   Key has a revolving credit facility with NationsBank of Texas, N.A. On April 1, 2000, the borrowing converts from a revolving loan to a term note. At that point, if not renegotiated before then, the Company must commence quarterly principal payments in addition to paying interest. The entire facility matures on January 1, 2003.

   Key is currently working with Bank of America Securities LLC and Bank of America, N.A. (collectively, Bank of America) to establish a $150 million senior revolving/term credit facility. Key and Bank of America have executed an engagement letter and closing on the new facility is expected by mid-September 1999. The facility will replace the Company's existing $75 million credit facility with NationsBank of Texas, N.A. As a result of a merger, NationsBank of Texas, N.A. is now known as Bank of America, N.A.

   Under the terms of the proposed credit facility, the first principal payment is not due until March 31, 2002. As a result, the entire balance of the Company's outstanding debt as been classified as long-term in the accompanying balance sheet.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

   Key is reporting second quarter net income of $.8 million, and $.06 per diluted share. Both are down from the $1.6 million and $.13 per diluted share reported for the second quarter of 1998. The second quarter results are based on revenues of $11.9 million and $9.7 million in 1999 and 1998, respectively.

   For the first six months of 1999, Key is reporting a 55 percent decrease to net income, and a 54 percent decrease to net income per diluted share. Net income for the six-month periods of 1999 and 1998 was $1.3 million and $3.0 million, respectively.

Results of Operations


                                           For the Quarter                 For the Six Months
                                            Ended June 30,                   Ended June 30,
                                       ------------------------       -----------------------------
                                           1999         1998               1999            1998
                                       ----------   -----------       --------------    -----------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume - Mcf per day                   37,187        34,744               37,961         33,905
Gas Price - Per Mcf                   $      1.99   $      2.07       $         1.86    $      2.07
Oil Volume - Barrels per day                3,552         2,593                3,585          2,700
Oil Price - Per barrel                       5.13   $     12.08       $        13.16    $     12.79
Full Cost Amortization Rate                  55.7%         39.4%                54.1%          39.4%

   Oil and gas revenues for the second quarter increased from $9.6 million in 1998 to $11.8 million in 1999. Most of the increase is oil related. Gas sales for this time frame remained stable. On a year-to-date basis, oil and gas sales increased 12 percent to reach $21.7 million for the first six months of 1999. For this period, oil sales increased by 37 percent and gas sales held steady with a one percent increase.

   Oil sales for the second quarter of 1999 reflect a $2.0 million, or 72 percent, increase over 1998 results. Approximately half of the increase can be attributed to improved commodity prices and the rest is the result of increases in oil production. Key's average oil price climbed from $12.08 per barrel in 1998 to $15.13 per barrel in 1999, a 25 percent increase. Daily gas production averaged 2,593 barrels in 1998, compared 3,552 in the same period of 1999. The 37 percent increase in production is primarily from the acquisition of oil properties at the end of 1998.

   Oil sales for the first six months of 1999 and 1998 reflect a 37 percent increase. Key's average oil price for this period increased from $12.79 per barrels in 1998 to $13.16 per barrel in 1999 and had minimal impact on sales. On the other hand, oil production rose 33 percent between the first six months of 1998 and 1999. Average daily production grew from 2,700 barrels in 1998 to 3,585 barrel in 1999, for an additional $2.1 million of sales. The six-month production increase also stems from the acquisition of oil properties in the Hardeman Basin of North Texas.

   Gas sales for the second quarter went from $6.5 million in 1998 to $6.7 million in 1999, a three percent increase. The average price Key received slipped from $2.07 per Mcf in 1998 to $1.99 per Mcf in 1999. The decrease in price reduced sales by $.3 million. Average daily gas volumes increased seven percent to 37,187 Mcf in the second quarter of 1999. The increase in gas production had a positive impact of $.5 million on gas sales.

   Between the first six months of 1998 and 1999, gas sales increased by one percent. Daily production increased 12 percent from 33,905 Mcf in 1998 to 37,961 Mcf in 1999. The increase in volume added approximately $1.5 million to sales. However, increased production was not enough to offset a decrease in commodity prices. Key's average gas price dropped from $2.07 per Mcf in 1998 to $1.86 per Mcf in 1999 and had a negative impact of $1.4 million on sales. Expanded gas production for the second quarter and the first six months of 1999 is from the drilling of new gas wells.

   Product sales from gas processing plants for the second quarter decreased by 31 percent between 1998 and 1999, and decreased 26 percent between the first six months of 1999 and 1998.

   Key's second quarter oil and gas revenues are derived from the following product mix: 42 percent oil, 57 percent gas and one percent plant products. This compares to the following mix for 1998: 30 percent oil, 68 percent gas and two percent plant products.

   Other revenues were approximately $225,000 and $126,000 for the first six months of 1999 and 1998, respectively. Key's other revenue is primarily comprised of income from the Company's gathering system in California.

   Depreciation, depletion and amortization (DD&A) expense increased by 72 percent between the second quarters of 1998 and 1999, a much larger variance than the 23 percent increase in oil and gas revenues. The second quarter depletion rates as a percentage of oil and gas sales increased from 39.4 percent in 1998 to 55.7 percent in 1999. DD&A expense for the six months increased by 52 percent between 1998 and 1999 while sales increased by 12 percent. The six-month depletion rate as a percentage of oil and gas sales escalated from 39.4 percent in 1998 to 54.1 percent in 1999. Key uses the future gross revenue method to compute DD&A expense. For purposes of the calculation, future gross revenue is computed using a trailing 12-month average price. If the trailing 12-month average price is lower than the price the Company is currently receiving for its oil and gas production, the increase in DD&A expense will be greater than the increase in revenue for the period. This was the case during the second quarter of 1999. Also included in DD&A expense is a relatively immaterial amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

   Quarterly operating expenses increased by five percent between 1998 and 1999. On a unit of production basis, second quarter expenses decreased from $.58 per EMcf in 1998 to $.52 per EMcf in 1999. Year to date operating expenses decreased two percent between 1998 and 1999. Compared on a unit of production basis, year to date expenses decreased 17 percent, or $.10 per EMcf, to $.50 per EMcf in 1999. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

   Administrative, selling and other costs (G&A) increased by 58 percent between the second quarters of 1998 and 1999. On a unit of production basis, second quarter G&A expense increased from $.09 per EMcf in 1998 to $.13 per EMcf in 1999. For the six month periods, G&A increased by 39 percent between 1998 and 1999, or $.01 per EMcf.

   Interest expense before capitalization was $1,918,000 and $1,277,000 for the first six months of 1999 and 1998, respectively. The long-term debt balance was

$65.0 million at June 30, 1999, compared to $39.0 million at June 30, 1998. Key capitalized interest of $647,000 and $682,000 in 1999 and 1998, respectively. These amounts are for borrowings associated with undeveloped leasehold.

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

   Cash from operating activities was $10.1 million in 1999, compared to $13.1 million in 1998. The net decrease of $3.0, or 23 percent, is primarily due to changes in accounts receivable, accounts payable and accrued expense balances. However, these working capital changes are partially offset by the combined changes to net income, DD&A expense and deferred taxes for 1999 and 1998.

   Expenditures for exploration and development (E&D) in the first six months of 1999 totaled $15.8 million. While the level of expenditures was down from the $17.3 million expended for E&D in 1998, 1999 expenditures equaled 156 percent of cash generated by operating activities for the same period. Amounts expended in 1998 for E&D were 132 percent of cash from operating activities. E&D projects initiated in the first six months of 1999 and 1998 were funded with a combination of cash from operations and long-term debt.

   Key received proceeds from various sources totaling $.2 million and $2.2 million in 1999 and 1998, respectively, for the sale of miscellaneous producing properties and non-producing acreage.

   As mentioned above, the Company drew on its credit facility with NationsBank of Texas, N.A. (now Bank of America) to finance exploration and drilling activities in excess of cash generated by operating activities. The Company drew $5.0 million and $4.0 million the first quarters of 1999 and 1998, respectively. No additional funds were drawn in the second quarters.

   Management believes that cash on hand, net cash generated from operations and amounts available under the Company's revolving line of credit will be adequate to meet future liquidity needs, including satisfying the Company's financial obligations and funding operations, exploration and development.

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

Future Trends

     On July 27, 1999, Key filed with the Securities and Exchange Commission a shelf registration statement allowing for the possible future offering of debt and equity securities. The registration statement was declared effective by the SEC on August 5, 1999. It is intended to provide Key the flexibility to raise up to $150 million from the sale of debt securities, common stock, preferred stock or a combination thereof. The timing of debt and/or equity securities issues will be determined by market conditions and the capital needs of the Company. Key expects to use the proceeds from these future offerings for general corporate purposes, which could include debt repayment, working capital, capital expenditures or acquisitions.

     Key is currently working with Banc of America Securities LLC and Bank of America, N.A. (collectively, Bank of America) to establish a $150 million senior revolving/term credit facility. Key and Bank of America have executed an engagement letter and closing on the new facility is expected by mid-September 1999. The facility will replace the Company's existing $75 million credit facility with NationsBank of Texas, N.A. As a result of a merger, NationsBank of Texas, N.A. is now known as Bank of America, N.A.

     Drilling efforts continue to be concentrated in the Mid-Continent, California and the Gulf Coast. Year-to-date, roughly half of the Company's drilling capital has been invested in Mid-Continent projects. Twenty-four of this year's 28 wells drilled in the region were completed or are waiting on completion. The California region's drilling program is somewhat ahead of schedule having drilled nine wells so far in 1999. Six wells were completed or are waiting on completion and three were dry. Gulf Coast activities continue to center around development of the Company's Mississippi salt dome play. Interpretation and evaluation of seismic data acquired during 1998 has yielded several promising drilling locations. Key expects to drill four of these locations in late 1999 or early 2000 and several others thereafter.

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

PART II - OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
----------------------------------------------------------------

     On May 7, 1999, Company held its annual meeting of stockholders at which Francis H. Merelli, Cortlandt S. Dietler and L. Paul Teague were elected as directors.

     The following are the number of votes cast on the election of directors.

      Directors            For          Withhold Authority
----------------------  ---------       ------------------
Francis H. Merelli      8,353,980              58,014
Cortlandt S. Dietler    8,347,009              64,985
L. Paul Teague          8,353,680              58,314

ITEM 5.  OTHER INFORMATION
--------------------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)   Exhibits:

     12.1  Statement RE: Computation of Ratio of Earnings to Fixed Charges.

     27.1  Financial Data Schedule for Commercial and Industrial Companies per
           Article 5 of Regulation S-X for the quarter ended June 30, 1999.

     (b)   Reports on Form 8-K:

           None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated August 13, 1999


                                      KEY PRODUCTION COMPANY, INC.




                                      /s/ Monroe W. Robertson
                                      -----------------------
                                      Monroe W. Robertson
                                      Senior Vice President and Secretary
                                      (Principal Financial Officer)



                                      /s/ Cathy L. Anderson
                                      ---------------------
                                      Cathy L. Anderson
                                      Controller
                                      (Principal Accounting Officer)

                         KEY PRODUCTION COMPANY, INC.
                                 Exhibit Index



Exhibit
Number           Description
------           -----------

12.1             Statement RE: Computation of Ratio of Earnings to Fixed Charges

27.1             Financial Data Schedule