Form 10-Q
period 1999-09-30
KEY PRODUCTION CO INC
filed 1999-11-15
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


Commission file number   001-11769
                       -------------


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

Registrant's Telephone Number, Including Area Code       303/295-3995     .
                                                    ---------------------

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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of September 30, 1999, is 11,556,167.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         KEY PRODUCTION COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                              For the Quarter       For the Nine Months
                                            Ended September 30,     Ended September 30,
                                           ---------------------    -------------------
(In thousands, except per share data)         1999        1998        1999       1998
                                           ---------     -------    --------  ---------
Revenues:
 Natural gas production                      $ 8,628     $ 6,113     $21,439    $18,825
 Oil production                                6,904       2,706      15,448      8,954
 Plant production                                203         205         512        625
 Other                                            93          35         318        161
                                             -------     -------     -------    -------
                                              15,828       9,059      37,717     28,565
                                             -------     -------     -------    -------

Operating Expenses:
 Depreciation, depletion and
   amortization                                8,277       3,983      20,209     11,821
 Lease operating                               2,419       2,304       6,392      6,520
 Production taxes                              1,010         581       2,411      1,830
 Administrative, selling and other               607         418       1,825      1,294
 Financing costs:
   Interest expense                            1,093         705       3,011      1,982
   Capitalized interest                         (361)       (382)     (1,008)    (1,064)
   Interest income                               (75)        (42)       (144)      (125)
                                             -------     -------     -------    -------

                                              12,970       7,567      32,696     22,258
                                             -------     -------     -------    -------

Income Before Income Taxes                     2,858       1,492       5,021      6,307

Provision for Income Taxes                     1,086         567       1,908      2,397
                                             -------     -------     -------    -------

Net Income                                   $ 1,772     $   925     $ 3,113    $ 3,910
                                             =======     =======     =======    =======

Basic Earnings Per Share                     $   .15     $   .08     $   .27    $   .34
                                             =======     =======     =======    =======

Diluted Earnings Per Share                   $   .15     $   .08     $   .26    $   .32
                                             =======     =======     =======    =======

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       For the Nine Months
                                                       Ended September 30,
                                                  ----------------------------
(In thousands)                                      1999                1998
                                                  --------            --------
Cash Flows from Operating Activities:
 Net income                                       $  3,113            $  3,910
 Adjustment to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization         20,209              11,821
   Deferred income taxes                             1,707               2,144
 Changes in operating assets and liabilities:
   (Increase) Decrease in receivables               (2,696)              1,214
   Increase in prepaid expenses and other              (99)               (132)
   Increase (decrease) in accounts payable and
     accrued expenses                               (2,687)              4,152
   Increase (decrease) in long-term property
     liabilities and other                              99                (160)
                                                  --------            --------

     Net cash provided by operating activities      19,646              22,949
                                                  --------            --------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures                                    (24,611)            (30,484)
 Acquisition of oil and gas properties              (2,684)               (349)
 Proceeds from sale of oil and gas properties        1,947               3,361
 Other capital expenditures                           (110)               (463)
                                                  --------            --------

     Net cash used by investing activities         (25,458)            (27,935)
                                                  --------            --------

Cash Flows From Financing Activities:
 Long-term borrowings                                5,000               9,000
 Payments on long-term debt                         (4,000)                  -
 Payments to acquire treasury stock                     (2)                 (3)
                                                  --------            --------

     Net cash provided by financing
       activities                                    4,998               8,997
                                                  --------            --------

Net Increase (Decrease) in Cash
 and Cash Equivalents                                 (814)              4,011

Cash and Cash Equivalents at Beginning of Year       4,720               3,349
                                                  --------            --------

Cash and Cash Equivalents at End of Period        $  3,906            $  7,360
                                                  ========            ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                               September 30,   December 31,
(In thousands)                                     1999            1998
                                               -------------   ------------
             ASSETS

Current Assets:
 Cash and cash equivalents                          $  3,906       $  4,720
 Receivables                                          10,674          7,978
 Prepaid expenses and other                              668            569
                                                    --------       --------

                                                      15,248         13,267
                                                    --------       --------
Oil and Gas Properties, on the basis of
 full cost accounting:
   Proved properties                                 212,373        185,813
   Unproved properties and properties
     under development, not being amortized           20,042         23,276
                                                    --------       --------
                                                     232,415        209,089
   Less - accumulated depreciation,
     depletion and amortization                      (77,638)       (57,752)
                                                    --------       --------
                                                     154,777        151,337
                                                    --------       --------

Other Assets, net                                      1,478          1,691
                                                    --------       --------

                                                    $171,503       $166,295
                                                    ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                   $  8,780       $ 11,271
 Accrued exploration and development                   1,629          3,651
 Accrued lease operating expense and other             1,932          2,276
                                                    --------       --------
                                                      12,341         17,198
                                                    --------       --------

Long-Term Debt                                        65,000         60,000
                                                    --------       --------

Non-current Liabilities
 Deferred income taxes                                19,830         18,123
 Long-term property liabilities and other              1,299          1,293
                                                    --------       --------
                                                      21,129         19,416
                                                    --------       --------

Stockholders' Equity:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 11,793,290 and
   11,778,190 shares issued, respectively              2,948          2,945
 Paid-in capital                                      37,451         37,406
 Retained earnings                                    34,831         31,737
 Treasury stock at cost, 237,123, and
   259,734 shares, respectively                       (2,197)        (2,407)
                                                    --------       --------
                                                      73,033         69,681
                                                    --------       --------
                                                    $171,503       $166,295
                                                    ========       ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                        Total
                                                                       Stock-
                               Common  Paid-in  Retained   Treasury   holders'
                               Stock   Capital  Earnings     Stock     Equity
                               ------  -------   -------    -------    -------
                                    (In thousands, except per share data)
Balance, December 31, 1998     $2,945  $37,406   $31,737    $(2,407)   $69,681
 Net income                         -        -     3,113          -      3,113
 Common stock issued                3       42         -          -         45
 Treasury stock issued              -        3       (19)       212        196
 Treasury stock purchased           -        -         -         (2)        (2)
                               ------  -------   -------    -------    -------

Balance, September 30, 1999    $2,948  $37,451   $34,831    $(2,197)   $73,033
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

Income Taxes

     Income tax expense consisted of the following:

                               Nine Months Ended September 30,
                              ---------------------------------
                                 1999                   1998
                                ------                 ------
     Current Taxes:
       Federal                  $    -                 $    -
       State                       201                    253

     Deferred Taxes              1,707                  2,144
                                ------                 ------

                                $1,908                 $2,397
                                ======                 ======

Net Income Per Share

     Basic earnings per share is computed based on the weighted-average number of shares outstanding during the period. The weighted-average number of common shares used in computing basic earnings per share were: 11,535,264 and 11,510,570 for the third quarters of 1999 and 1998, respectively; and 11,526,181 and 11,506,590 for the first nine months of 1999 and 1998, respectively.
Diluted earnings per share is computed based on the weighted-average number of common shares outstanding during the periods and the assumed exercise of dilutive common stock equivalents (stock options) using the treasury stock method. Dilutive equivalents assumed to have been outstanding totaled: 653,690 and 597,867 for the third quarters of 1999 and 1998, respectively; and 574,463 and 663,893 for the first nine months of 1999 and 1998, respectively.

Statement of Cash Flows

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.1 and 4.4 percent rates of interest at September 30, 1999 and December 31, 1998, respectively, with cost approximating market.

Supplemental Disclosure of Cash Flow Information

                                              For the Nine Months
                                              Ended September 30,
                                          ---------------------------
                                            1999               1998
                                          --------           --------
Cash paid during the period for:
 Interest (net of amounts capitalized)     $1,987             $  844
 Income taxes (net of refunds received)    $   (6)            $  123

Debt

     Key has a credit facility with NationsBank of Texas, N.A. (now Bank of America, N.A.) that provides for borrowings of up to $75 million. The existing agreement provides that borrowings be revolving loans until April 1, 2000, at which time the outstanding balance will be converted to a term loan with a final maturity date of January 1, 2003. Unless the current facility is amended or refinanced, the Company must commence quarterly principal payments on April 1, 2000.

     In August 1999, Key and Bank of America, N.A. and Banc of America Securities LLC (collectively, Bank of America) executed an agreement regarding the arrangement and syndication of a new senior secured revolving/term credit facility that specifies a maximum loan amount of $150 million. The new facility will replace the Company's existing credit facility with NationsBank of Texas, N.A. As a result of a merger, NationsBank of Texas, N.A. is now known as Bank of America, N.A.

     Under the terms of the proposed credit agreement, the new facility will cease to revolve on January 1, 2002 and all amounts outstanding thereunder will be converted to a four-year amortizing term loan. Closing on the new facility is expected by December 31, 1999. Accordingly, the entire balance of the Company's outstanding debt has been classified as long-term in the accompanying balance sheet.

Reclassification

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

     Key is reporting third quarter net income of $1.8 million, or $.15 per diluted share. Third quarter 1999 net income almost doubled the $.9 million and $.08 per diluted share reported for the same period a year ago. Third quarter earnings are based on revenues of $15.8 million and $9.1 million in 1999 and 1998, respectively.

     Net income for the first nine months of 1999 was $3.1 million ($.26 per diluted share) compared to $3.9 million ($.32 per diluted share) for the first nine months of 1998. Revenues for the first nine months climbed to $37.7 million in 1999 from $28.6 million in 1998.

Results of Operations

                                             For the Quarter                  For the Nine Months
                                           Ended September 30,                 Ended September30,
                                        -------------------------        -----------------------------
                                           1999          1998                 1999            1998
                                        -----------   -----------        --------------    -----------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume - Mcf per day                     37,201        35,205                37,705         34,343
Gas Price - Per Mcf                     $     $2.52   $      1.89        $         2.08    $      2.01
Oil Volume - Barrels per day                  3,820         2,591                 3,665          2,663
Oil Price - Per barrel                  $     19.65   $     11.35        $        15.44    $     12.32
Full Cost Amortization Rate                    51.9%         42.5%                 53.2%          40.4%

     Oil and gas revenues for the third quarter of 1999 increased 74 percent to $15.7 million compared to $9.0 million in the third quarter of 1998.
Substantial increases in production and stronger oil and gas prices contributed to the increase. For the first nine months of 1999, oil and gas sales increased 32 percent to $37.4 million versus $28.4 million in the same period last year.

     Oil sales for the third quarter of $6.9 million are approximately two and one half times the $2.7 million reported a year ago. Between 1998 and 1999, oil prices rose from a dismal $11.35 per barrel to $19.65 per barrel. The increase in oil prices had a positive $2.9 million impact on quarterly oil sales. Oil production increased 47 percent to 3,820 barrels per day, and added $1.3 million to oil sales. The 1,229 barrels per day increase in oil volume includes approximately 760 barrels per day from the $10.5 million acquisition of producing properties in the Hardeman Basin of north-central Texas at year-end 1998. The remainder of the increase can be attributed to the company's ongoing investments in the Hardeman Basin and initial production from Key's new wells in Mississippi.

     Oil sales for the first nine months of 1999 rose 73 percent to $15.4 million from $9.0 million in the corresponding period last year. A little more than half of the increase ($3.4 million) can be attributed to increases in oil production and the rest ($3.1 million) is the result of improved commodity prices. Key's average price realization for this period went to $15.44 per barrel in 1999 from $12.32 per barrel in 1998. Daily production increased 38 percent to 3,665 barrels per day in 1999 compared to 2,663 barrels per day during the same nine-month period last year. The favorable production variance for the nine-month periods also stems from the acquisition of oil properties at year-end 1998 and ongoing investments since then.

     Gas sales for the third quarter jumped to $8.6 million in 1999 from $6.1 million in 1998, a 41 percent increase. Most of the quarter-over-quarter gain is due to an increase in gas prices. Key's average gas price increased to $2.52 per Mcf in 1999 from $1.89 per Mcf in 1998, and added $2.2 million in sales value. Daily gas output for the third quarter rose to 37,201 Mcf per day in 1999 from 35,205 Mcf per day in 1998 resulting in a $.3 million addition to sales. Most of the production increase is from new wells drilled in western Oklahoma, the Sacramento Basin of California and the Mississippi Salt Basin.

     Gas sales for the latest nine-month period increased by 14 percent to $21.4 million versus $18.8 million in the corresponding period of 1998. Daily production expanded to 37,705 Mcf per day in 1999 from 34,343 Mcf per day in 1998, a 10 percent increase. The increase in production added $1.9 million to gas sales. Key's average gas price realization during the first nine months of 1999 inched ahead to $2.08 per Mcf from $2.01 per Mcf in the corresponding period of 1998 and had a positive impact on sales of $.7 million.

     Product sales from gas processing plants for the third quarters remained relatively flat between 1999 and 1998, and decreased 18 percent between the first nine months of 1999 and 1998.

     Key's third quarter oil and gas revenues for 1999 are derived from the following product mix: 44 percent oil, 55 percent gas and one percent plant products. This compares to the following mix for 1998: 30 percent oil, 68 percent gas and two percent plant products.

     Other revenues were approximately $318,000 and $161,000 for the first nine months of 1999 and 1998, respectively. Key's other revenue is primarily comprised of income from the Company's gathering systems in California.

     Depreciation, depletion and amortization (DD&A) expense more than doubled between the third quarters of 1999 and 1998, a much larger variance than the 74 percent increase in oil and gas revenues. The third quarter depletion rates as a percentage of oil and gas sales increased to 51.9 percent in 1999 from 42.5 percent in 1998. DD&A expense for the nine months increased by 71 percent between 1999 and 1998. The nine-month depletion rates as a percentage of oil and gas sales escalated to 53.2 percent in 1999 from 40.4 percent in 1998. Key uses the future gross revenue method to compute DD&A expense. For purposes of the calculation, future gross revenue is computed using a trailing 12-month average price. If the trailing 12-month average price is lower than the price the Company is currently receiving for its oil and gas production, the increase in DD&A expense will be greater than the increase in revenue for the period. This was the case during the third quarter of 1999. Conversely, if the trailing 12-month average price is higher than the price the Company is currently receiving for its oil and gas production, the decrease in DD&A expense will be greater than the decrease in revenue for the period. Also included in DD&A expense is a relatively immaterial amount of depreciation on fixed assets and amortization of financing costs associated with the Company's credit facility.

     Lease operating expense (LOE) for the third quarter of 1999 increased just five percent from 1998 to $2.4 million. This is a small increase considering oil and gas revenues increased by 74 percent and production increased by 18 percent for the same quarter. On a unit of production basis, third quarter LOE decreased to $.44 per EMcf in 1999 from $.49 per EMcf in 1998. Year to date LOE was down two percent between 1999 and 1998. Compared on a unit of production basis, year to date expenses decreased 19 percent, or $.09 per EMcf, to $.39 per EMcf in 1999. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "EMcf." One barrel of oil is the energy equivalent of six Mcf of natural gas.)

     Production taxes for the third quarter increased to $1.0 million in 1999 from $.6 million in 1998. The 74 percent increase was in direct correlation with the increase to oil and gas sales. On an EMcf basis, production taxes increased to $.18 per EMcf in 1999 from $.12 per EMcf in 1998. It makes sense that production taxes increased on an EMcf basis because most of these taxes are calculated on sales value, not volumes. For the nine months, production taxes increased to $2.4 million in 1999 from $1.8 million in 1998. On an EMcf basis, production taxes increased 11 percent, or $.09, to $.39 per EMcf.

     General, administrative and other costs (G&A) increased 45 percent between the third quarters of 1999 and 1998 and increased 41 percent between the first nine months of 1999 and 1998. For the third quarter and nine month periods, G&A increased to $.11 per EMcf in 1999 from $.09 per EMcf in 1998.

     Interest expense before capitalization was $3,011,000 and $1,982,000 for the first nine months of 1999 and 1998, respectively. Long-term debt was $65.0 million at September 30, 1999, compared to $44.0 million at September 30, 1998. Key capitalized interest of $1,008,000 and $1,064,000 in 1999 and 1998, respectively. These amounts are for borrowings associated with undeveloped leasehold.

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

     In the first nine months of 1999, cash provided by operating activities was $19.6 million, compared to $22.9 million in 1998. The net decrease of $3.3 million, or 14 percent, is primarily due to changes in accounts receivable, accounts payable and accrued expense balances. However, these working capital changes are more than offset by the combined changes to net income, DD&A expense and deferred taxes for 1999 and 1998.

     Expenditures for exploration and development (E&D) in the first nine months of 1999 totaled $24.6 million, or 125 percent of cash generated from operating activities. Year-to-date expenditures are down 19 percent from the $30.5 million expended in 1998. E&D projects initiated in the first nine months of 1999 and 1998 were funded with a combination of cash from operations, long-term debt and property sales proceeds. So far in 1999, the Company has participated in drilling 76 wells, with an overall success rate of 80 percent. Twenty-seven of the 31 wells drilled during the third quarter were successful. Drilling efforts continue to be concentrated in the Mid-Continent region, California, Mississippi, and south Louisiana.

     In the first nine months of 1999, Key acquired additional interests in producing properties it already operated in the Hardeman Basin of north-central Texas and properties in the Gulf Coast region.

     Key received proceeds from various purchasers totaling $1.9 million and $3.4 million in 1999 and 1998, respectively, for the sale of miscellaneous producing properties and non-producing acreage.

     As of September 30, 1999, the Company had borrowed a net $5.0 million on its credit facility with NationsBank of Texas, N.A. (now Bank of America), bringing its total long-term debt to $65.0 million. Proceeds of the borrowings were used to finance acquisition, exploration and drilling activities in excess of cash generated by operating activities. The Company borrowed a net $9.0 million during the same period of 1998. The Company's debt to capitalization ratio was 47.1 percent at September 30, 1999 compared to 46.3 percent at December 31, 1998.

     The Company's ratio of current assets to current liabilities was 1.2 to 1 at September 30, 1999, an improvement over the .8 to 1 ratio calculated at December 31, 1998.

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

Future Trends

     We look forward to ending 1999 and entering 2000 with an active drilling program complimented by improved energy prices. However, it is not possible to accurately predict future oil and gas prices or their impact on the availability of drilling capital, and ultimately, our growth in proved reserves and production.

     Key will continue to concentrate its resources and expertise on exploration and development projects for the remainder of 1999 and into the year 2000. In addition to its moderate-risk drilling programs in the Mid-Continent region and the Sacramento Basin of California, Key is also accelerating its higher risk (and higher potential) exploratory drilling efforts. In the Mississippi Salt Basin, two new wells are already in-progress. Key expects to commence drilling at three more locations during the next few months and several others thereafter. The Company also plans to drill exploratory wells on potentially high-impact prospects in south Louisiana, the Sacramento Basin and in Wyoming. Key anticipates funding exploration and drilling primarily with cash generated by operating activities.

     In August 1999, Key and Bank of America, N.A. and Banc of America Securities LLC (collectively, Bank of America) executed an agreement regarding the arrangement and syndication of a new senior secured revolving/term credit facility that specifies a maximum loan amount of $150 million. The new facility will replace the Company's existing credit facility with NationsBank of Texas, N.A. Closing on the new facility is expected by December 31, 1999.

     As part of our on-going business strategy, Key will continue to evaluate merger and acquisition opportunities. Key will actively pursue merger and acquisition candidates with the economic and strategic attributes that will promote profitable growth.

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

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits:

          12.1  Statement RE: Computation of Ratio of Earnings to Fixed Charges.

          27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended September 30, 1999.

     (b)  Reports on Form 8-K:

          On September 22, 1999, the Company filed a report dated September 21, 1999, on Form 8-K. The Form 8-K announced organization changes and named new corporate officers.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated November __, 1999


                              KEY PRODUCTION COMPANY, INC.



                              /s/ Paul Korus
                              -----------------------------------------
                              Paul Korus
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)



                              /s/ Sherri M. Nitta
                              -----------------------------------------
                              Sherri M. Nitta
                              Director, Financial Reporting
                              (Principal Accounting Officer)