Form 10-K405
period 1999-12-31
KEY PRODUCTION CO INC
filed 2000-03-22
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-K


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     ___________

                      Commission file number   001-11769
                                               ---------


                         KEY PRODUCTION COMPANY, INC.

             A Delaware Corporation    IRS Employer No. 84-1089744

                      707 Seventeenth Street, Suite 3300
                            Denver, Colorado 80202
                        Telephone Number (303) 295-3995

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of Each Exchange
                   Title of Each Class        on Which Registered
                   -------------------        -------------------
             Common Stock ($.25 par value)   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO ____
                                               ---

     Aggregate market value of the voting stock held by non-affiliates of Key
Production Company, Inc. as of March 10, 2000.................  $130,867,508.

     Number of shares of Key Production Company, Inc. common stock outstanding
as of March 10, 2000..........................................    11,609,403

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

                               TABLE OF CONTENTS

                                  DESCRIPTION


Item                                                                      Page
----                                                                      ----
PART I..................................................................     3
      1.     BUSINESS...................................................     7
      2.     PROPERTIES.................................................    10
      3.     LEGAL PROCEEDINGS..........................................    10
      4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    10
             EXECUTIVE OFFICERS OF THE REGISTRANT.......................    10

PART II.................................................................    12
      5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS........................................    12
      6.     SELECTED FINANCIAL DATA....................................    12
      7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................    12
      7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK................................................    18
      8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    18
      9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE........................    39

PART III................................................................    39
      10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*........    39
      11.    EXECUTIVE COMPENSATION*....................................    39
      12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT*............................................    39
      13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    40

PART IV.................................................................    40
      14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K................................................    40

     * This information is incorporated herein by reference from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

     All defined terms under Rule 4-10(a) of Regulation S-X have their statutorily-prescribed meanings when used in this report. We express quantities of natural gas in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (Bbls), thousands of barrels (MBbls) and millions of barrels (MMBbls). Oil is compared to natural gas in terms of equivalent thousand cubic feet (Mcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Information relating to our working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross. Percentages are calculated on actual, unrounded numbers and may not agree with percentages calculated off the rounded numbers presented in this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

General

     Key Production Company, Inc. is an independent energy company engaged in the exploration, development, acquisition, and production of oil and gas in the continental United States. We conduct exploration and development activities primarily in the Anadarko Basin of Oklahoma, north Texas, the Mississippi Salt Basin, south Louisiana, and northern California. We also have meaningful production operations and exploration acreage in Wyoming and other Rocky Mountain states.

     Key was incorporated in Delaware on June 22, 1988, and our corporate office is in Denver, Colorado. We have regional operations offices in: Tulsa, Oklahoma; New Orleans, Louisiana; and Sacramento, California. Key's common stock trades on the New York Stock Exchange under the symbol KP. We report all our operations as one business segment.

     As of December 31, 1999, we had estimated proved reserves of approximately
79.4 Bcf of gas and 9.2 MMBbls of oil, or an aggregate of 134.7 Bcfe, (59% gas, 97% proved developed) with an SEC PV10 before income taxes of $185.2 million. Total production in 1999 was 22.3 Bcfe, consisting of 14.1 Bcf of gas and 1.4 million barrels of oil. Total proved reserves and production both increased for the sixth consecutive year in 1999.

     Key owns approximately 168,000 net acres of developed leasehold and 146,000 net undeveloped acres, the bulk of which is in Wyoming, Mississippi, Texas, California and Oklahoma. We also own working interests in 2,005 gross (320.7 net) oil and gas wells located primarily in those same states.

     Our primary business objective is to increase shareholder value. To accomplish this objective we have implemented strategies designed to generate attractive economic returns on capital employed and profitable growth in per-share reserves, production, and cash flow. We maintain a balanced program of exploration and development, supplemented from time to time by acquisitions and other business development initiatives that lead to new drilling projects. Given the highly competitive nature of the domestic oil and gas business, decentralization is also a core component of our business strategy. We seek to have local experts in each of our regional offices equipped with the necessary authority to act decisively and motivated by economic incentives designed to benefit Key's common shareholders.

     In our search for new oil and gas reserves, Key's technical staff uses sophisticated computer systems for processes encompassing geology, geophysics, petrophysics, engineering, and economic modeling. Modern field-tested drilling tools and production technologies also play an integral role in our pursuit of cost-effective oil and gas resource development. We routinely pool our collective expertise to ensure that we bring the necessary professional skills and exploration techniques to bear on every project. Equally important, we temper our use of technology with experience and sound professional judgment.

     We believe that preservation of a healthy balance sheet is integral to the successful execution of our business strategies because it provides the financial capability to capture attractive investment opportunities and the wherewithal to weather periods of low commodity prices.

Business During 1999

     Key achieved several operational and financial milestones in 1999, including record oil and gas production volumes and total year-end proved reserves. At the same time, earnings increased 47 percent to $.56 per diluted share, or $6.8 million, and net cash provided by operating activities rose 33 percent to $35.5 million.

     Key's 1999 production of oil and gas averaged 61.1 MMcfe per day, up 21 percent compared to output of 50.4 MMcfe per day in 1998. Gas volumes increased 12 percent to 38.5 MMcf per day and oil output averaged 3,767 barrels per day, growth of 43 percent compared to 1998 volumes. Key ended the year with even higher daily output. During the fourth quarter of 1999, our average daily volumes had increased to 41.1 MMcf of gas and 4,073 barrels of oil.

     In addition to higher production volumes, higher production prices also benefited our financial results. Our natural gas price increased 10 percent to $2.19 per Mcf and our average oil price jumped 49 percent to $17.58 per barrel.

     Cash production costs, including lease operating expense, general and administrative expense, and production-related taxes, equated to $.63 per Mcfe in 1999, or 11% lower than the prior year's corresponding figure of $.71. Lease operating expenses of $.40 per Mcfe were down 17 percent compared to $.48 per Mcfe in 1998. Production taxes for 1999 amounted to $.12 per Mcfe versus $.13 in 1998.

     Our year-end 1999 proved oil and gas reserves increased 7.7 percent to
134.7 Bcfe, consisting of approximately 79.4 Bcf of gas and 9.2 million barrels of oil. Compared to December 31, 1998, oil reserves increased 31 percent and gas reserves declined 4% percent. Approximately 97 percent of year-end 1999 proved reserves were classified as proved developed.

     The present value, using a 10 percent discount rate, of the future net cash flows before income taxes of Key's total proved reserves at the end of 1999 increased to $185.2 million, up from $118.4 million a year earlier.

     Key participated in drilling 104 wells during 1999, with an overall success rate of 74 percent. We concentrated our drilling efforts in the Mid-Continent region (including the Anadarko Basin of western Oklahoma and north Texas), Mississippi, south Louisiana, and California. Of the 50 wells drilled by Key in its Mid-Continent region, 39 were completed as producers. In our Gulf Coast region, 15 out of 19 wells drilled were successful. Our drilling program in California's Sacramento Basin yielded eight successful wells out of 16 attempts. Overall, 23.8 of 38.3 net wells were successful in 1999. Also contributing to the increase in 1999 proved reserves were additions ensuing from higher commodity prices, hydraulic fracturing treatments, and better than expected reservoir performance.

     We incurred capitalized costs during 1999 for oil and gas activities of $34.5 million, including $2 million for the acquisition of proved reserves. Exploration and development expenditures, including the acquisition of unproved properties, totaled $32.5 million. Factoring in 1999 proved reserve additions from all sources of 31.9 Bcfe, the company's cost of reserves added equated to $1.08 per Mcfe.

     At December 31, 1999, long-term debt was $60.0 million, unchanged from a year earlier; and our debt to total book capitalization ratio was 44 percent.

     In 2000, we intend to build on the groundwork established in our exploration focus areas. At present, we anticipate spending between $42 and $48 million for exploration and development, depending on various factors. Prudent financial practices and a healthy balance sheet also position Key to respond to acquisition opportunities or other business development transactions that we believe have manageable risk parameters and attractive economics.

Competition

     The oil and gas industry is highly competitive. As an independent oil and gas company, we must compete against companies with substantially larger financial, human, and technological resources for a variety of opportunities, including the purchase of proved reserves, exploratory lease acquisitions, and the marketing of our gas and oil.

Natural Gas and Oil Prices

     Our 1999 gas price averaged $2.19 per Mcf, $.19 higher than the prior year average of $2.00 per Mcf. Our 1999 oil price was $17.58 per barrel, up $5.80 from $11.78 in 1998. Historically, we have not used futures contracts, derivative instruments, or other hedging agreements to mitigate the impact of changes in commodity prices. Key's business will continue to be affected by future changes in domestic and international oil and gas prices. It is impossible to predict, with any substantial degree of accuracy, the trend in, or level of, future oil and gas prices and their impact on our reported results in future periods.

Reserve Value Ceiling Test

     Key reviews the carrying value of its oil and gas properties quarterly under the full cost accounting rules of the Securities and Exchange Commission. Under the full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax revenues. Applying this rule generally requires pricing of future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key has never taken such a write-down.

Regulation of Oil and Gas

     Our exploration, production and marketing activities are regulated extensively by federal, state and local governments. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, the states in which Key produces oil and gas have statutes or regulations addressing production practices that may affect our operations and limit the quantity of hydrocarbons we may produce and sell. Marketing and transportation of oil and gas and the valuation of royalty payments are also regulated.

     The Federal Energy Regulatory Commission (FERC) regulates interstate transportation of natural gas under the Natural Gas Act among other regulated matters. Intrastate and interstate gas transportation regulations affect our gas sales. FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. To date, Key has not experienced any material adverse effect on gas marketing as a result of these FERC orders. However, we cannot predict what effect subsequent regulations may have on future gas marketing.

Environmental

     We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability for the cost of pollution clean-up resulting from operations, subject to liability for pollution damages, and restrict injection of liquids into subsurface aquifers that may contaminate groundwater.

     Key has and will continue to incur costs complying with these requirements, which we believe are necessary business costs in the oil and gas industry. These costs are inextricably connected to normal operating expenses. We are unable to separate the expenses related to environmental matters. However, we do not believe any such additional expenses will materially affect our business. Although environmental regulations do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Key any differently or to any greater or lesser extent than any other companies in the industry.

     We are not aware of any environmental claims existing as of December 31, 1999, which would have a material impact upon our financial condition or results of operations. We do not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

Employees

     On December 31, 1999, Key had 60 full-time employees.

Offices

     Our principal executive office is located at 707 Seventeenth Street, Suite 3300, Denver, Colorado 80202-3404.

Glossary

     Mcf - Thousand cubic feet (of natural gas)
     MMcf - Million cubic feet
     MMcf/d - Million cubic feet per day
     Bcf - Billion cubic feet
     Mcfe - Thousand cubic feet equivalent
     Mmcfe - Million cubic feet equivalent
     Bcfe - Billion cubic feet equivalent
     Bbls - Barrels (of oil)
     Bbls/d - Barrels per day
     MMBbls - Million barrels
     Net Acres - Gross acreage multiplied by working interest percentage
     Net Production - Gross production multiplied by net revenue interest
     EBITDA - Earnings before interest, taxes, depreciation, depletion and amortization
     SEC PV10 - The value of proved reserves based on year-end commodity prices, discounted at 10 percent

     One barrel of oil is the energy equivalent of six Mcf of natural gas.

ITEM 2.  PROPERTIES

Proved Reserves

                          Gas         Oil     Equivalent
Region                   (Bcf)      (MMBbls)    (Bcfe)
------                   -----       ------      ----
Mid-Continent..........   44.4         3.1         63.0
Gulf Coast.............   15.3         2.6         31.0
Rocky Mountains........   14.2         3.5         35.2
California.............    5.5           -          5.5
                          ----         ---        -----
Total..................   79.4         9.2        134.7
                          ----         ---        -----
Proved developed.......   77.0         8.9        130.5
                          ----         ---        -----

     Our engineers estimate proved natural gas and oil reserve quantities in accordance with guidelines established by the SEC. Ryder Scott Company, L.P., who are independent petroleum engineers, reviewed approximately 80 percent of our reserve estimates. All information in this Form 10-K relating to oil and gas reserves is net to Key's interest unless stated otherwise. See Supplemental Oil and Gas Disclosures in this Form 10-K for further information.

Acreage

     The undeveloped and developed acreage held by Key as of December 31, 1999, is set forth below:

                    Undeveloped Acreage      Developed Acreage
                   ----------------------  ----------------------
                   Gross Acres  Net Acres  Gross Acres  Net Acres
                   -----------  ---------  -----------  ---------

Mid-Continent
 Kansas                      -          -        8,737      7,348
 Oklahoma               20,381      8,971      184,086     36,808
 Texas                  10,637     20,808       15,481     10,303
                       -------    -------      -------    -------
                        31,018     29,779      208,304     54,459
                       -------    -------      -------    -------

Gulf Coast
 Arkansas                    -          -        1,596        238
 Louisiana               7,698      1,497       47,174      4,578
 Mississippi            46,138     20,713       42,189      7,061
 Texas                   1,979        234      122,413     21,444
                       -------    -------      -------    -------
                        55,815     22,444      213,372     33,321
                       -------    -------      -------    -------

Rocky Mountains
 Colorado                  902        593       10,312      2,076
 Montana                 7,901      3,630       16,992      4,609
 New Mexico                  -          -       21,053      4,077
 North Dakota                -          -       34,231      2,919
 Utah                   15,953     13,216        9,172      2,261
 Wyoming                94,124     54,033      205,668     60,058
 Other                       -          -       11,546      1,062
                       -------    -------      -------    -------
                       118,880     71,472      308,974     77,062
                       -------    -------      -------    -------

California              22,377     22,138        8,611      3,017
                       -------    -------      -------    -------

TOTAL COMPANY          228,090    145,833      739,261    167,859
                       =======    =======      =======    =======

Productive Wells

     We have working interests in the following productive gas and oil wells as of December 31, 1999:

                                     Gas                  Oil
                                     ---                  ---
                              Gross       Net      Gross       Net
                              -----       ---      -----       ---
Mid-Continent                   652      125.4       187       67.1
Gulf Coast                      158       20.1       187       27.2
Rocky Mountains                 118        5.6       676       52.7
California                       27       22.6         -          -
                              -----      -----     -----      -----
                                955      173.7     1,050      147.0
                              =====      =====     =====      =====

     In addition, Key has royalty or overriding royalty interests in approximately 105 properties in the Mid-Continent region, 60 properties in the Gulf Coast region, and 1,847 properties in the Rocky Mountain region.

Gross Wells Drilled

     Key participated in the following number of wells drilled during 1999, 1998, and 1997:

                                                     Exploratory                        Developmental
                                                     -----------                        -------------
                                         Productive      Dry       Total       Productive      Dry       Total
                                         ----------  -----------  -------      ----------  -----------  -------
    1999
    ----
Mid-Continent                                     4            5        9              35            6       41
Gulf Coast                                        4            3        7              11            1       12
Rocky Mountains                                   0            1        1              15            3       18
California                                        8            8       16               0            0        0
                                         ----------  -----------  -------      ----------  -----------  -------
                                                 16           17       33              61           10       71
                                         ==========  ===========  =======      ==========  ===========  =======

    1998
    ----
Mid-Continent                                     1            6        7              30            4       34
Gulf Coast                                        2            1        3               6            1        7
Rocky Mountains                                   1            1        2              15            -       15
California                                        6            8       14               -            -        -
                                         ----------  -----------  -------      ----------  -----------  -------
                                                 10           16       26              51            5       56
                                         ==========  ===========  =======      ==========   ==========  =======

    1997
    ----
Mid-Continent                                     2            3        5              46            5       51
Gulf Coast                                        -            1        1               9            1       10
Rocky Mountains                                   -            1        1              14            -       14
California                                        7            6       13               -            -        -
                                         ----------  -----------  -------      ----------  -----------  -------
                                                  9           11       20              69            6       75
                                         ==========  ===========  =======      ==========   ==========  =======

     We were in the process of drilling, 11 gross (4.5 net) wells at December 31, 1999.

Net Wells Drilled

     The number of net wells Key drilled during each of the last three years is shown below:


                                                     Exploratory                           Developmental
                                                     -----------                           -------------
                                         Productive      Dry       Total       Productive      Dry       Total
                                         ----------      ---       -----       ----------      ---       -----
 1999                                       10.2        12.1       22.3           13.6         2.4        16.0
 1998                                        5.7        10.6       16.3           10.1         1.7        11.8
 1997                                        7.9         7.6       15.5            9.1         1.2        10.3

Production and Pricing Information

     The following table describes, for each of the last three fiscal years, our oil and gas production and pricing data.

                                                                                                       Average
                                                                                                      Production
                                                           Oil       Gas      Average Sales Price        Cost
                                                                              -------------------
Year Ended December 31                                    MBbls      MMcf     Per Bbl     Per Mcf      Per Mcfe
----------------------                                    -----      ----     -------     -------      --------
1999...............................................       1,315     14,070    $17.58      $  2.19      $    .52
1998...............................................         965     12,600    $11.78      $  2.00      $    .61
1997...............................................         839     10,958    $18.04      $  2.38      $    .66

Reserve Information

     Key's estimated proved oil and gas reserves, as of December 31, 1999, 1998 and 1997, and the standardized measure of discounted future net cash flows attributable thereto at December 31, 1999, 1998 and 1997, are included in Supplemental Oil and Gas Disclosures to Financial Statements appearing in this Form 10-K. Supplemental Oil and Gas Disclosures also include Key's net revenues from production (including royalty and working interest production) of oil and natural gas for the three years ended December 31, 1999.

                                    TOTAL PROVED RESERVES
                                    ---------------------
                                   Gas      Oil   Equivalent
                                  (MMcf)  (MBbls)    MMcfe
                                   ----    -----     -----
     1999......................   79,351    9,220   134,671
     1998......................   82,956    7,022   125,088
     1997......................   69,543    6,213   106,821

     Future reserve values are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalations.

                                           Undiscounted                        Present Value of Estimated
                                         Estimated Future                     Future Net Cash Flows Before
                                          Net Cash Flows                               Income Tax
                                         Before Income Tax                     (Discounted at 10 Percent)
                                        -------------------                   ----------------------------
                                                   Proved                                       Proved
 Year Ended December 31,                 Proved   Developed                      Proved        Developed
-------------------------               --------  ---------                   -------------  -------------
                                                              (In thousands)
1999................................    $279,989   $272,553                        $185,204       $180,162
1998................................    $170,117   $169,074                        $118,419       $117,870
1997................................    $175,001   $171,861                        $121,718       $119,620

     The present value of estimated future net cash flows from proved reserves after income taxes are $146,975,000, $104,222,000, $99,253,000, for 1999, 1998,
and 1997, respectively.

     We estimated our future net cash flows as of December 31, 1999. These amounts were not discounted or reduced by income tax, and we expect to receive them in the following years:

Year Ended December 31,                                      Proved
-----------------------
                                                  Proved    Developed
                                                  ------    ---------
                                                    (In thousands)
2000..........................................   $ 53,966   $  55,344
2001..........................................     42,776      39,530
2002..........................................     31,551      29,823
Thereafter....................................    151,696     147,856
                                                 --------   ---------
                                                 $279,989   $ 272,553
                                                 ========   =========

     No major discovery or other favorable or adverse event is believed to have occurred since December 31, 1999, which would cause significant change in the estimated proved reserves reported herein. The above estimates are based on year-end pricing in accordance with Commission guidelines and do not reflect current prices. Since December 31, 1999, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and/or the Energy Information Administration.

ITEM 3.  LEGAL PROCEEDINGS

     We are not subject to any pending litigation that, in the opinion of our management, will materially affect the financial position or results of operations of Key.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     F.H. MERELLI, 63, has been with Key since September 9, 1992. He is currently the chairman of the board of directors and chief executive officer. Prior to September 1999, he also held the office of President. From July 1991 to September 1992, Mr. Merelli was engaged as a private consultant in the oil and gas industry. Mr. Merelli was president and chief operating officer of Apache Corporation, and president, chief operating officer and a director of Key from June 1988 to July 1991, at which time he resigned from those positions in both companies. He was president of Terra Resources, Inc. from 1979 to 1988. Mr. Merelli has been a director of Apache Corporation since July 1997.

     MONROE W. ROBERTSON, 50, has been with Key since September 10, 1992. In September 1999, he was appointed president and chief operating officer. He served as senior vice president and corporate secretary until his appointment as president. Prior to that, he served as vice president and corporate secretary. From August 1988 to July 1992, he was employed by Apache Corporation in various capacities; the most recent of which was director of operational planning. From 1986 to 1988, Mr. Robertson was director of corporate planning for Terra Resources, Inc. From 1973 to 1986, Mr. Robertson was employed by Gulf Oil Corporation in various engineering and management positions.

     STEPHEN P. BELL, 45, has been with Key since February 1994. In September 1999, he was appointed senior vice president-business development and land. Prior to that time, he served as the vice president-land. From March 1991 to February 1994, he was president of Concord Reserve, Inc., a privately-held independent oil and gas company. He was employed by Pacific Enterprises Oil Company (formerly

Terra Resources, Inc.) as mid-continent regional manager from February 1990 to February 1991 and as land manager from August 1985 to January 1990.

     JOSEPH R. ALBI, 41, has been with Key since June 1994. In September 1999, he was appointed vice president-engineering. He served as manager of engineering from June 1994 to September 1999. He was executive vice president of Black Dome Energy Corporation from 1991 to 1994. Prior to that, Mr. Albi held various engineering positions with Apache Corporation and Nicor Oil and Gas Corporation.

     THOMAS E. JORDEN, 42, has been with Key since November 1993. In September 1999, he was appointed vice president-exploration. He served as chief geophysicist from November 1993 to September 1999. Prior to joining Key Production, Mr. Jorden was with Union Pacific Resources in Fort Worth, Texas.

     PAUL KORUS, 43, joined Key in September 1999, as its vice president and chief financial officer. He was an equity research analyst with Petrie Parkman & Co. from June 1995 to September 1999. Prior to that, Mr. Korus was director of investor relations for Apache Corporation.

     BARBARA L. SCHALLER, 44, joined Key in March 1993. She was appointed general counsel and corporate secretary in September 1999. Prior to that time, she served as corporate counsel and assistant secretary. Ms. Schaller has been practicing law since 1982 and is a member of the Denver, Colorado and American Bar Associations.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Key's common stock, par value $.25 per share, trades on the New York Stock Exchange under the symbol KP. No dividends were paid in 1999 or in 1998. The table below shows the market price of the common stock for 1999 and 1998:

                                            MARKET PRICE
                                            ------------
                                       1999              1998
                                   ------------     -------------
                                   High     Low     High      Low
                                   ----     ---     ----      ---
First Quarter                     $ 7.750  $5.250  $11.625  $ 9.937
Second Quarter                    $10.063  $7.125  $12.625  $10.000
Third Quarter                     $11.000  $9.063  $12.250  $ 5.875
Fourth Quarter                    $ 9.688  $6.750  $ 9.500  $ 5.000

     The closing price of Key's common stock as reported on the New York Stock Exchange for March 10, 2000, was $11.625. At December 31, 1999, the Company's 11,587,303 shares of common stock outstanding were held by approximately 5,900 stockholders of record and approximately 7,200 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 1999, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and financial statements under Item 8 below.

                                         For the Year Ended December 31,
                                         -------------------------------
                                    1999      1998      1997     1996     1995
                                    ----      ----      ----     ----     ----
                                      (In thousands, except per share data)
  Revenues......................  $ 56,258  $ 37,783  $ 42,151  $37,886  $19,297
  Net income....................     6,804     4,595     9,696    7,980    3,054
    Basic earnings per share....       .59       .40       .84      .73      .34
    Diluted earnings per share..       .56       .38       .80      .69      .32
  Oil and gas expenditures......    34,456    55,429    44,625   43,476   13,591
  Total assets..................   176,857   166,295   130,647   95,940   59,199
  Long-term debt................    60,000    60,000    35,000   22,500   14,600
  Stockholders' equity..........    76,873    69,681    64,911   55,269   35,699

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

     Key reported 1999 net income of $6.8 million, or $.56 per diluted share. Driven by record production and favorable commodity prices, net income for 1999 increased 48 percent compared to 1998 net income of $4.6 million, or $.38 per diluted share. In 1998, Key experienced a decrease of 53 percent in net income from the $9.7 million, or $.80 per diluted share reported in 1997. Earnings for 1999, 1998 and 1997 are based on revenues of $56.3, $37.8 and $42.2 million, respectively.

Revenues

     Oil and gas revenues climbed to $55.8 million in 1999, up 49 percent from the $37.4 we reported in 1998. About $12.8 million of the increase is from oil sales and $5.6 million is from gas sales. Combined oil and gas production averaged 61.1 MMcfe per day in 1999, up 21 percent from the 50.4 MMcfe per day produced during the prior year.

     In 1998, oil and gas revenues decreased 11 percent from $42.0 million in 1997. Most of this decrease, approximately $3.8 million, was related to lower oil prices. Production for these periods averaged 50.4 and 43.8 MMcfe per day, respectively. The 15 percent increase in 1998 output was not enough to mitigate the effect of weaker commodity prices.

     Gas sales increased to $30.8 million in 1999, up 22 percent from the $25.2 million realized in 1998. Production and price both contributed to the favorable variance. Average daily production rose to 38,549 Mcf per day in 1999 from 34,520 Mcf per day in 1998. The 12 percent volume increase added approximately $2.9 million to gas sales. Production increases in 1999 are primarily from new wells drilled in western Oklahoma, the Sacramento Basin of California and the Mississippi Salt Basin. Our average gas price increased 10 percent to $2.19 per Mcf in 1999 from $2.00 per Mcf in 1998. Favorable pricing added about $2.7 million to 1999 gas sales.

     Gas sales of $25.2 million in 1998 were down 3 percent from the $26.1 million reported in 1997. During 1998, gas production grew 15 percent to 34,520 Mcf per day from 30,021 Mcf per day in 1997. The increase in production added $3.9 million to revenues. However, our average gas price slipped to $2.00 per Mcf in 1998 from $2.38 per Mcf received in 1997, and had a negative impact of $4.9 million.

     Oil sales more than doubled between 1999 and 1998. A 49 percent increase in our average selling price and a 43 percent increase in volume boosted 1999 sales to $24.2 million. This compares to $11.4 million reported in 1998. Our average oil price rose to $17.58 per barrel in 1999, up from $11.78 per barrel in 1998. The increase in price added almost $8.0 million in revenues. Our production jumped to 3,767 barrels per day in 1999 versus 2,643 barrels in 1998. This added $4.8 million to oil sales. The positive production variance stems from the acquisition of oil properties at year-end 1998 and ongoing investments in 1999.

     Oil sales for 1998 fell 25 percent to $11.4 million from $15.1 million in 1997. Most of the decline, $6.0 million, was due to low crude oil prices. Our average price realization dropped to $11.78 per barrel in 1998 from $18.04 per barrel in 1997. On the upside, 1998 production increased 15 percent to 2,643 barrels per day versus 2,298 barrels per day in 1997. The gain in production added $2.3 million in value, but was not enough to overcome the steep decline in oil prices.

     Product sales from gas processing plants contributed approximately $842,000, $828,000 and $748,000 in 1999, 1998 and 1997, respectively.

     Our oil and gas revenues are derived from the following product mix in 1999: 43 percent oil, 55 percent gas and 2 percent plant products. This compares to the following mix for 1998: 30 percent oil, 67 percent gas and 3 percent plant products.

     Looking at total 1999 production volumes, 37 percent of our output is oil and 63 percent is gas. Production for 1998 was 31 percent oil and 69 percent gas.

     Other revenues were approximately $460,000, $370,000 and $186,000 in 1999, 1998 and 1997, respectively. Other revenue for 1999 and 1998 includes income from our gathering systems in California. The first system was built in 1998 and a second system was added in 1999. Our primary source of other revenue in 1997 was income from a pipeline acquired in 1996. That pipeline was subsequently sold in March of 1997. The remaining other revenue for all periods presented includes proceeds from gas contract settlements and other miscellaneous items.

Costs and Expenses

     Depreciation, depletion and amortization (DD&A) expense increased 76 percent between 1999 and 1998. Part of this increase can be attributed to the 49 percent increase in oil and gas sales. The other determining factor was the increase in the depletion rate. The depletion rate as a percentage of oil and gas sales increased to 50.6 percent in 1999 from 42.3 percent in 1998. Key uses the future gross revenue method to compute DD&A expense. If the average price is lower than the price the Company is currently receiving for its oil and gas production, the increase in DD&A expense will be greater than the increase in revenue for the period. This was the case in 1999. Conversely, if the average price is higher than the price the Company is receiving for its oil and gas production, the decrease in DD&A expense will be greater than the decrease in revenue for the period.

     DD&A expense increased 23 percent between 1998 and 1997 while sales decreased by 11 percent. The depletion rate as a percentage of oil and gas sales escalated to 42.3 percent in 1998 from 30.9 percent in 1997. Also included in DD&A expense for the three years presented is a small amount of depreciation on fixed assets and amortization of financing costs associated with our credit facility.

     Lease operating expense (LOE) for 1999 increased less than 1 percent from 1998 to $9.0 million. This increase is especially small considering oil and gas revenues increased by 49 percent and production increased by 21 percent during the same period. On a unit of production basis, LOE decreased to $.40 per Mcfe in 1999 from $.48 per Mcfe in 1998. (Oil is compared to natural gas in terms of equivalent thousand cubic feet, "Mcfe." One barrel of oil is the energy equivalent of six Mcf of natural gas.) LOE increased 12 percent to $8.9 million in 1998 from $7.9 million in 1997. Compared on a unit of production basis, 1998 LOE decreased to $.48 per Mcfe from $.49 per Mcfe in 1997.

     Production taxes increased to $2.6 million in 1999 from $2.4 million in 1998. On a Mcfe basis, production taxes decreased to $.12 per Mcfe in 1999 from $.13 per Mcfe in 1998. In the fourth quarter of 1999, we made a downward adjustment to our estimate for production taxes that impacted reported earnings for that period by $.03 per share. The adjustment reflects a decrease in our overall production tax rate and a change in our procedure for accruing unpaid production taxes. In 1998, production taxes decreased to $2.4 million from $2.7 million in 1997. This equates to $.13 and $.17 per Mcfe in 1998 and 1997, respectively.

     General and administrative expense (G&A) increased to $2.6 million in 1999 from $1.7 million in 1998. With a 21 percent increase in production, this translates to $.11 and $.09 per Mcfe in 1999 and 1998, respectively. G&A decreased to $1.7 million in 1998 from $2.0 million in 1997. Complemented by an increase in oil and gas output, this decrease equates to a 31 percent, or $.04 per Mcfe decrease between 1998 and 1997. Under full cost accounting rules, which provide for the capitalization of direct overhead related to exploration and development activities, we were able to sustain the level of administrative expense while managing an active drilling program and a growing asset base.

     Interest expense before capitalization was $4,081,000, $2,752,000 and $1,718,000 for 1999, 1998 and 1997, respectively. Interest expense has increased because our long-term debt balance rose from $35.0 million at December 31, 1997 to $60.0 million at December 31, 1999. We capitalized interest of $1,397,000, $1,456,000 and $1,019,000 in 1999, 1998 and 1997, respectively.
These capitalized amounts are for borrowings associated with undeveloped leasehold.

     Our effective tax rate was 38 percent for 1999, 1998 and 1997.

Cash Flow and Liquidity

     Our primary needs for cash are to fund oil and gas exploration, development and acquisition activities and for payment of existing obligations and trade commitments related to oil and gas operations. Our primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

     Net cash from operating activities was $35.5 million in 1999. This is an $8.9 million, or 33 percent, increase over the $26.6 million reported in 1998. Most of this increase is related to higher production and prices.

     Cash from operating activities in 1998 of $26.6 million compares to $34.1 million in 1997. The $7.5 million, or 22 percent, decrease can be traced to lower commodity prices.

     Cash expenditures for exploration and development in 1999 totaled $32.8 million, or 92 percent of cash from operating activities. This is approximately $7.0 million less than the $39.8 million spent in 1998 and $3.5 million less than the $36.3 million spent in 1997. Key drilled 104 gross wells (38.3 net) in 1999, 82 gross wells (28.1 net) in 1998 and 95 gross wells (25.8 net) in 1997.

     In 1999, we acquired additional interests in producing properties we already operated in the Hardeman Basin and properties in the Gulf Coast region. These transactions amounted to $2 million and were funded with cash from operating activities.

     Late in 1998, we purchased additional interests in producing oil and gas properties in the Hardeman Basin for $10.5 million. Key already held an interest in these properties since the second quarter of 1997 and was operator of the wells. We acquired other properties in 1998 for a total of $2.7 million. We obtained funds from our credit facility to complete these transactions.

     In the second quarter of 1997, we acquired non-producing acreage over several salt domes in west-central Mississippi. In the third quarter of 1997, Key acquired producing properties in the Hardeman Basin. Both transactions were funded with a combination of cash from operating activities and funds obtained from our credit facility.

     We received proceeds from numerous purchasers totaling $2.1, $3.4 and $.7 million in 1999, 1998 and 1997, respectively. The proceeds are for the sale of miscellaneous producing properties and non-producing acreage.

     We started and finished 1999 with a long-term debt balance of $60.0 million. During the year, proceeds from borrowings were used to finance exploration and drilling activities. These borrowings were subsequently repaid with cash from operating activities. We borrowed $25.0 million in 1998 and $12.5 million in 1997 to fund various acquisition, exploration and development projects. See Footnote 2, "Debt", for detailed information on our long-term debt arrangements.

     Management believes that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding operations, exploration and development.

Year 2000 Compliance

     Many existing computer programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. If not corrected, date-sensitive software applications could fail or create erroneous results by or at the Year 2000.

     During 1997, we evaluated the various computer hardware and software systems we used. We identified date-sensitive software systems used to record, process and track information in three functional areas: accounting, land and lease records and reservoir engineering. The land and lease records and reservoir engineering software was found to be Year 2000 compliant. During 1998, the accounting system was upgraded to make it year 2000 compliant. The cost of the accounting system upgrade was provided, at no additional charge, as part of our annual software maintenance agreement with the vendor. The cost of installing the software and testing the systems was not material and was charged to expense during 1998.

     We have assessed the effects of Year 2000 computer issues and determined that there was no material adverse impact on the Company's business. We do not expect to record any losses related to this event. Our computer systems for accounting, land and lease records and reservoir engineering did not have any interruption in the transition between 1999 and 2000 and continue to operate normally in 2000. Further, we are not aware of any material problems experienced by the various entities Key does business with that would materially impact Key.

Future Trends

     Key's main objective is to increase shareholder value. We continue to plan to accomplish this goal through strategies designed to profitably increase oil and gas reserves, production, and cash flow through exploration and development, supplemented from time to time by acquisitions or mergers.

     At the present time, we anticipate that the bulk of our exploration and development spending will be concentrated in our four main exploration focus areas: the Anadarko Basin of western Oklahoma, the Mississippi Salt Basin, south Louisiana, and the Sacramento Basin of northern California. We also plan to continue to explore on our undeveloped acreage and participate in lower-risk exploitation projects in the Rocky Mountain region.

     Exploration and development expenditures for 2000 are expected to range from $42-48 million. We also expect to fund these expenditures from cash provided by operating activities, supplemented, if necessary, by borrowings under our bank line of credit. The amount and allocation of future capital expenditures will depend upon a number of factors, including the impact of oil and gas prices on investment opportunities and available cash flow, the availability of debt and equity capital, and the number and size of attractive acquisition opportunities.

     As part of its on-going business strategy, Key will continue to evaluate merger and acquisition opportunities. Potential transactions with the economic and strategic attributes necessary to facilitate the profitable growth of Key will be actively pursued.

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

     Historically, the Company has not used financial instruments such as commodity futures contracts or interest rate swaps to mitigate the impact of changes in product prices or interest rates.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See following Index.

                         KEY PRODUCTION COMPANY, INC.

           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                            Page
                                                                            ----
Report of independent public accountants..............................        19
Consolidated statement of income for each of the three years in the
  period ended December 31, 1999......................................        20
Consolidated statement of cash flows for each of the three years in
  the period ended December 31, 1999..................................        21
Consolidated balance sheet as of December 31, 1999 and 1998...........        22
Consolidated statement of stockholders' equity for each of the three
  years in the period ended December 31, 1999.........................        23
Summary of significant accounting policies............................        24
Notes to consolidated financial statements............................        28
Supplemental oil and gas disclosures..................................        36
Supplemental quarterly financial data.................................        39

  All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the consolidated financial statements or related notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Key Production Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Key Production Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Production Company, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                              ARTHUR ANDERSEN LLP


Denver, Colorado,
 February 24, 2000.

                          KEY PRODUCTION COMPANY, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                   For the Year Ended December 31,
                                               ----------------------------------------
                                                   1999          1998          1997
                                               ------------  ------------  ------------
                                                (In thousands, except per share data)
Revenues:
  Natural gas production.....................      $30,779       $25,217       $26,084
  Oil production.............................       24,177        11,368        15,133
  Plant production...........................          842           828           748
  Other......................................          460           370           186
                                                   -------       -------       -------
                                                    56,258        37,783        42,151
                                                   -------       -------       -------

Expenses:
  Depreciation, depletion and amortization...       28,672        16,255        13,245
  Lease operating............................        8,951         8,874         7,913
  Production taxes...........................        2,623         2,409         2,714
  General and administrative.................        2,550         1,697         2,045
  Financing costs:
   Interest expense..........................        4,081         2,752         1,718
   Capitalized interest......................       (1,397)       (1,456)       (1,019)
   Interest income...........................         (197)         (160)         (104)
                                                   -------       -------       -------
                                                    45,283        30,371        26,512
                                                   -------       -------       -------

Income Before Income Taxes...................       10,975         7,412        15,639

Provision for income taxes...................        4,171         2,817         5,943
                                                   -------       -------       -------

Net Income...................................      $ 6,804       $ 4,595       $ 9,696
                                                   =======       =======       =======

Basic earnings per share.....................      $   .59       $   .40       $   .84
                                                   =======       =======       =======

Diluted earnings per share...................      $   .56       $   .38       $   .80
                                                   =======       =======       =======

Weighted average common shares outstanding...       11,537        11,509        11,480
                                                   =======       =======       =======

Weighted average diluted shares outstanding..       12,111        12,140        12,169
                                                   =======       =======       =======



          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                    are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             For the Year Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                                      (In thousands)
Cash Flows from Operating Activities:
  Net income..............................   $  6,804    $  4,595    $  9,696
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation, depletion and
       amortization.......................     28,672      16,255      13,245
     Deferred income taxes................      3,732       2,420       5,943
  Changes in operating assets and
   liabilities:
     (Increase) decrease in receivables...     (4,228)      2,276      (1,631)
     (Increase) decrease in prepaid
       expenses and other.................       (654)       (189)        494
      Increase in accounts payable and
       accrued expenses...................      1,679       1,676       7,023
      Decrease in long-term
       property liabilities and other.....       (545)       (406)       (664)
                                             --------    --------    --------
      Net cash provided by operating
       activities.........................     35,460      26,627      34,106
                                             --------    --------    --------

Cash Flows from Investing Activities:
  Oil and gas exploration and
   development expenditures...............    (32,800)    (39,810)    (36,286)
  Acquisition of oil and gas properties...     (2,877)    (13,253)     (7,906)
  Proceeds from sale of oil and gas
   properties.............................      2,114       3,411         726
  Other capital expenditures..............       (685)       (601)     (1,027)
                                             --------    --------    --------
      Net cash used by investing
       activities                             (34,248)    (50,253)    (44,493)
                                             --------    --------    --------

Cash Flows From Financing Activities:
  Long-term borrowings....................      7,000      25,000      17,000
  Payments on long-term debt..............     (7,000)          -      (4,500)
  Payments to acquire treasury stock......         (3)         (3)       (414)
  Proceeds from issuance of common stock..        158           -          69
                                             --------    --------    --------
      Net cash provided by
       financing activities...............        155      24,997      12,155
                                             --------    --------    --------

Net Increase in Cash
  and Cash Equivalents....................      1,367       1,371       1,768

Cash and Cash Equivalents at Beginning
  of Year.................................      4,720       3,349       1,581
                                             --------    --------    --------
Cash and Cash Equivalents at End of Year..   $  6,087    $  4,720    $  3,349
                                             ========    ========    ========


          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                    are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.

                          CONSOLIDATED BALANCE SHEET

                                                                       December 31,
                                                                   --------------------
                         ASSETS                                      1999       1998
                                                                   ---------  ---------
                                                           (In thousands, except share data)
Current Assets:
  Cash and cash equivalents.............................           $  6,087   $  4,720
  Receivables...........................................             12,206      7,978
  Prepaid expenses and other............................              1,223        569
                                                                   --------   --------
                                                                     19,516     13,267
                                                                   --------   --------

Oil and Gas Properties, on the basis of
  full cost accounting:
  Proved properties.....................................            223,285    185,813
  Unproved properties and properties
   under development, not being amortized...............             18,104     23,276
                                                                   --------   --------
                                                                    241,389    209,089
  Less - accumulated depreciation,
   depletion and amortization...........................            (85,990)   (57,752)
                                                                   --------   --------
                                                                    155,399    151,337
                                                                   --------   --------

Other Assets, net.......................................              1,942      1,691
                                                                   --------   --------
                                                                   $176,857   $166,295
                                                                   ========   ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable......................................           $ 13,189   $ 11,271
  Accrued exploration and development...................              2,388      3,651
  Accrued lease operating expense and other.............              1,901      2,276
                                                                   --------   --------
                                                                     17,478     17,198
                                                                   --------   --------

Long-Term Debt..........................................             60,000     60,000
                                                                   --------   --------

Non-Current Liabilities:
  Deferred income taxes.................................             21,855     18,123
  Long-term property liabilities and other..............                651      1,293
                                                                   --------   --------
                                                                     22,506     19,416
                                                                   --------   --------

Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity:
  Common stock, $.25 par value, 50,000,000 shares
   authorized, 11,820,190 and 11,778,190 shares
   issued, respectively.................................              2,955      2,945
  Paid-in capital.......................................             37,557     37,406
  Retained earnings.....................................             38,518     31,737
  Treasury stock at cost, 232,887 and 259,734
   shares, respectively.................................             (2,157)    (2,407)
                                                                   --------   --------
                                                                     76,873     69,681
                                                                   --------   --------
                                                                   $176,857   $166,295
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

                          KEY PRODUCTION COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                Total
                                               Common    Paid-in    Retained       Treasury    Stockholders,
                                               Stock     Capital    Earnings         Stock        Equity
                                               -----     -------    --------       --------    ------------
                                                                  (In thousands)
Balance, December 31, 1996                    $2,928     $37,245     $17,469       $(2,373)       $55,269
  Net income..............................         -           -       9,696             -          9,696
  Common stock issued.....................        16         111           -             -            127
  Treasury stock issued...................         -          24           -           209            233
  Treasury stock purchased................         -           -           -          (414)          (414)
                                              ------     -------     -------       -------        -------
Balance, December 31, 1997                     2,944      37,380      27,165        (2,578)        64,911
  Net income..............................         -           -       4,595             -          4,595
  Common stock issued.....................         1           7           -             -              8
  Treasury stock issued...................         -          19         (23)          174            170
  Treasury stock purchased................         -           -           -            (3)            (3)
                                              ------     -------     -------       -------        -------
Balance, December 31, 1998                     2,945      37,406      31,737        (2,407)        69,681
  Net income..............................         -           -       6,804             -          6,804
  Common stock issued.....................        10         144           -             -            154
  Treasury stock issued...................         -           7         (23)          252            236
  Treasury stock purchased................         -           -           -            (2)            (2)
                                              ------     -------     -------       -------        -------
Balance, December 31, 1999                    $2,955     $37,557     $38,518       $(2,157)       $76,873
                                              ======     =======     =======       =======        =======



          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                    are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Key Production Company, Inc. (Key or the Company) is an independent energy company engaged in the exploration, development, acquisition and production of oil and gas in the continental United States. The Company's primary focus areas are the Anadarko Basin of Oklahoma, south Louisiana, the Mississippi Salt Basin, northern California, and the Rocky Mountain region.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Key and its subsidiaries for all periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Oil and Gas Properties

     The Company follows the full cost method of accounting for its investment in oil and gas properties and, accordingly, capitalizes all exploration and development costs incurred for the purposes of finding oil and gas reserves, including dry hole costs, geological and geophysical costs and direct overhead related to exploration and development activities. Payroll and other internal costs capitalized include salaries and related benefits paid to employees directly engaged in the exploration and development of oil and gas properties, as well as other specifically identifiable internal costs. Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis using prevailing prices. No gains or losses are normally recognized on the sale or disposition of oil and gas properties under full cost accounting.

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

    The costs of certain unevaluated leasehold acreage and wells in the process of being drilled are not amortized. Amortization commences when such costs are evaluated or upon completion of wells in progress. Costs not being amortized are periodically assessed for possible impairments or reductions in value. If a reduction in value has occurred, the portion of the carrying cost in excess of the current value is included in the costs subject to amortization. Interest costs related to undeveloped properties are also capitalized. Financing costs were reduced by capitalized interest totaling $1,397,000, $1,456,000 and $1,019,000 in 1999, 1998, and 1997, respectively.

     Office furniture and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from five to 10 years.

Revenue Recognition

     Key uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Key is entitled based on its interests in the properties. Differences between volumes sold and entitlement volumes create gas imbalances. These imbalances are reflected as adjustments to reported gas reserves and future cash flows in the Company's reserve report. Adjustments for gas imbalances reduced Key's proved gas reserves by approximately 3 percent at December 31, 1999. Key recognizes revenues from oil based on actual volumes sold to purchasers.

Net Income Per Common Share

     Basic net income per common share is computed by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if common stock equivalents (stock options) are assumed to have been exercised. The treasury stock method is used to determine the number of shares converted. Calculations of net income per common share are illustrated in Note 10.

                         KEY PRODUCTION COMPANY, INC.

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 3.4 and 4.4 percent rates of interest at December 31, 1999 and 1998, respectively, with cost approximating market.

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

Income Taxes

     The company utilizes an asset and liability approach to account for income taxes. A deferred tax liability or asset is determined based on the temporary differences between the financial reporting basis and tax basis of assets and liabilities as measured by the enacted tax rates. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

General and Administrative Expense

     General and administrative expenses are reported net of amounts allocated to working interest owners of oil and gas properties operated by Key and net of amounts capitalized pursuant to the full cost method of accounting.

Hedging and Related Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards requiring that every derivative instrument be recorded as either an asset or liability measured at fair value and bases the accounting treatment of changes in the derivative's fair value on the reasons an entity holds the instrument.

     Key is currently reviewing the effect that SFAS No. 133 will have on its financial statements in relation to hedging activity. Because the Company has not used hedging arrangements or other financial instruments to mitigate changes in market-based commodity prices or interest rates, the Company does not expect the impact of adoption of SFAS No. 133 to be material.

Reclassification

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACQUISITIONS

     In 1999, Key acquired additional interests in producing properties we already operated in the Hardeman Basin and other properties in the Gulf Coast region. These transactions were funded with cash from operating activities.

     In December 1998, Key purchased EEX Corporation's (EEX) remaining interest in oil and gas properties in the Hardeman Basin for $10.5 million. In September 1997, Key purchased 20 percent of EEX's interest and assumed operation of the producing properties. Acquisition of other producing and non-producing properties in 1998 totaled $2.7 million.

     Key made various property acquisitions in 1997 including the acquisition of non-producing acreage over 11 salt domes in west-central Mississippi.

2. LONG TERM DEBT

     On November 12, 1999, Key entered into a new long-term revolving credit agreement funded by a group of banks. The new facility replaced the Company's prior credit agreement dated April 25, 1994 and amended on April 15, 1998. The new credit agreement specifies a maximum loan amount of $150 million and had an initial aggregate borrowing base of $85 million. The borrowing base is largely predicated on the value of the Company's oil and gas reserves and is subject to periodic re-determination. If the re-determined borrowing base falls below the outstanding loan amount, the banks may request repayment of the excess amount. At December 31, 1999, Key had $60 million outstanding and $25 million unused and available on the new credit facility.

     The credit agreement has a maturity date of January 1, 2006, including a revolving period that matures on January 1, 2002. At that point, if not amended before then, the outstanding loan amount converts to a term loan and the Company must commence quarterly principal payments.

     Oil and gas assets owned by Key and its subsidiaries secure debt borrowed under the credit facility. The loan agreement also contains certain covenants and restrictions, among which are limitations on additional borrowings, working capital requirements, and net worth maintenance. Key has been in compliance with the covenants since inception of the agreement.

     At Key's option, interest on amounts borrowed is calculated based on London Interbank Offered Rates (LIBOR) or the Base Rate. Base Rate means the higher of the Federal Funds rate plus 0.5 percent or the prime rate. The interest rate Key pays is also predicated on the facility usage ratio (the quotient obtained by dividing the outstanding loan amount by the borrowing base). Pursuant to the terms of the loan agreement, the margin on the applicable market sensitive interest rate for LIBOR-based loans could range from 1.00-1.75 percent per annum. Similarly, the margin on Base Rate borrowings could range from 0.00-0.50 percent per annum.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The average interest rate on the outstanding debt at the end of 1999 was
7.45 percent. The loan agreement also provides for a 0.30-0.40 percent commitment fee (also based on the facility usage ratio) on the average unused portion of the borrowing base in return for the banks' obligation to maintain the availability of those funds.

     The carrying value of long-term debt approximates fair value because the debt is variable rate and re-prices in the short term.

     Aggregate maturities of long-term debt outstanding at December 31, 1999, are as follows:

                                      (In thousands)
     2000...............................  $      -
     2001...............................         -
     2002...............................    15,000
     2003...............................    15,000
     2004...............................    15,000
     Thereafter.........................    15,000
                                          --------
                                          $ 60,000
                                          ========

3. INCOME TAXES

     Deferred tax assets and liabilities are comprised of the following components at December 31, 1999 and 1998:

                                                                 1999            1998
                                                                 ----            ----
                                                                    (In thousands)
Long-term deferred tax assets:
 Operating loss carryforwards.................................  $  2,847      $  5,241
 Percentage depletion carryforwards...........................       826           826
 Other........................................................      (164)          925
                                                                --------      --------
                                                                   3,509         6,992
Valuation allowance...........................................      (711)       (2,088)
                                                                --------      --------
                                                                   2,798         4,904

Long-term deferred tax liabilities:
 Depreciation, depletion and amortization.....................   (24,653)      (23,027)
                                                                --------      --------

 Net deferred income tax liability............................  $(21,855)     $(18,123)
                                                                ========      ========

     The Company had net tax operating loss carryforwards of approximately $8.2 million at December 31, 1999, which expire in the years 2000 through 2010. As of December 31, 1999, a portion of these net operating losses (NOLs) acquired as part of a 1996 acquisition are subject to annual limitations. The Company has provided a valuation allowance for the portion of these NOLs which it does not believe will be available for use prior to expiration.

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Income tax expense consisted of the following:


                                        For the Year Ended December 31,
                                        -------------------------------
                                   1999               1998           1997
                                   ----               ----           ----
                                                  (In thousands)
Current Taxes:
  Federal.......................  $    -            $    -         $    -
  State.........................      78               297              -
Deferred Taxes..................   4,093             2,520          5,943
                                  ------            ------         ------
  Total tax provision on income   $4,171            $2,817         $5,943
                                  ======            ======         ======

  A reconciliation of the statutory income tax rate to the effective rate is as follows:

                                            1999       1998         1997
                                            ----       ----         ----
Statutory income tax rate...............    34.0%      34.0%        34.0%
State income tax........................     4.0        4.0          4.0
                                            ----       ----         ----
                                            38.0%      38.0%        38.0%
                                            ====       ====         ====

4. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Supplemental Disclosure of Cash Flow Information

                                             For the Year Ended December 31,
                                             --------------------------------
                                               1999        1998        1997
                                              ------      ------      ------
                                                       (In thousands)
     Cash paid during the year for:
       Interest (net of amounts
         capitalized: $1,397, $1,456 and
           $1,019, respectively).........     $ 2,703     $ 1,144     $  987
       Income taxes (net of refunds
         received).......................     $    78     $  (147)    $  145

5. STOCK OPTIONS

     The Key Production Company, Inc. 1992 Stock Option Plan reserves 2,000,000 shares of common stock for issuance to the Company's officers and employees. A total of 1,305,500 options were outstanding at year-end. The options expire at various dates through 2009 and are at prices ranging from $2.50 to $11.38 per share with an aggregate exercise price of $11,220,187.

     The Key Production Company, Inc. Stock Option Plan for Non-Employee Directors reserves 360,000 shares of common stock for issuance to the Company's non-employee directors. There were 152,500 options outstanding at year-end at an aggregate exercise price of $1,230,938. These outstanding options were granted at exercise prices from $2.88 to $12.00 and expire at various dates through 2008.

     The Company's chief executive officer was granted options for 500,000 shares of the Company's common stock in 1992 in accordance with the terms of his employment agreement. These outstanding options were granted at an exercise price of $3.00 and expire in 2002.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


                                                  1999
                                           --------------------
                                                       Weighted
                                                       Average
                                           Number of   Exercise
                                            Options     Price
                                           ----------  --------

  Outstanding, Beginning of Year......     1,540,000   $   6.30
  Granted.............................       490,000   $   9.69
  Exercised...........................       (42,000)  $   3.76
  Terminated..........................       (30,000)  $  11.38
                                          ----------
  Outstanding, End of Year............     1,958,000   $   7.11
                                          ==========
  Exercisable, End of Year............     1,269,666   $   5.45
                                          ==========
  Available for Grant, End of Year....       702,500
                                          ==========

                                                  1998
                                           --------------------
                                                       Weighted
                                                       Average
                                           Number of   Exercise
                                            Options      Price
                                           ---------   ---------

  Outstanding, Beginning of Year......     1,479,500   $   6.07
  Granted.............................        62,500   $  11.75
  Exercised...........................        (2,000)  $   4.13
                                           ---------
  Outstanding, End of Year............     1,540,000   $   6.30
                                           =========
  Exercisable, End of Year............     1,129,167   $   4.48
                                           =========
  Available for Grant, End of Year....     1,162,500
                                           =========

                                                  1997
                                           --------------------
                                                       Weighted
                                                       Average
                                           Number of   Exercise
                                            Options     Price
                                           ---------   --------

  Outstanding, Beginning of Year......     1,049,000   $   3.32
  Granted.............................       500,000   $  11.38
  Exercised...........................       (69,500)  $   2.85
                                           ---------
  Outstanding, End of Year............     1,479,500   $   6.07
                                           =========
  Exercisable, End of Year............       942,833   $   3.19
                                           =========
  Available for Grant, End of Year....     1,225,000
                                           =========

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) was adopted by the Company as of December 31, 1996. This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided that pro forma results of operations are disclosed for those options granted beginning January 1, 1995. We account for our stock-based compensation plans under APB Opinion No. 25, and related interpretations, under which no compensation cost has been recognized for the Stock Option Plans. If compensation costs had been determined in accordance with SFAS No. 123, our net income and net income per common share would approximate the following pro forma amounts :


(In thousands, except per share amounts)
Net income:                                  1999    1998    1997
                                            ------  ------  ------
  As reported.............................   6,804   4,595   9,696
                                            ======  ======  ======
  Pro forma...............................   6,025   4,029   9,122
                                            ======  ======  ======

Net income per common share:
  Basic:
   As reported............................  $  .59  $  .40  $  .84
                                            ======  ======  ======
   Pro forma..............................  $  .52  $  .35  $  .79
                                            ======  ======  ======

  Diluted:
   As reported............................  $  .56  $  .38  $  .80
                                            ======  ======  ======
   Pro forma..............................  $  .50  $  .33  $  .75
                                            ======  ======  ======

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for 1999: risk-free interest rate of 5.5 to 6.6 percent, expected weighted-average lives of five years, expected volatility of 47 percent in 1999, and 1998 and 39 percent in 1997 and expected dividends of zero percent.

     The following table summarizes information about the stock options outstanding at December 31, 1999:

                                              Options Outstanding            Options Exercisable
                                              -------------------            -------------------
                                              Weighted
                                               Average        Weighted                       Weighted
               Range of                       Remaining       Average                        Average
   Year        Exercise       Number         Contractual      Exercise        Number         Exercise
  Granted       Prices      Outstanding         Life           Price        Exercisable       Price
-----------  -------------  -----------  -------------------  --------  -------------------  --------

1992-1993    $ 2.50-$ 3.75      705,000            2.9 years    $ 3.02              705,000    $ 3.02
1994-1995    $ 3.00-$ 4.88      185,500            4.3 years    $ 3.38              185,500    $ 3.38
1996-1997    $ 8.13-$11.38      515,000            7.0 years    $11.09              358,333    $10.97
1998         $11.31-$12.00       62,500            8.3 years    $11.36               20,833    $11.36
1999                $ 9.69      490,000            9.7 years    $ 9.69                    -    $    -
                              ---------  -------------------    ------            ---------    ------
                              1,958,000            6.0 years    $ 7.11            1,269,666    $ 5.45
                              =========  ===================    ======            =========    ======

                          KEY PRODUCTION COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. EMPLOYEE BENEFIT PLANS

     Retirement Plan-We provide a 401(k) retirement/savings plan for all employees. Participants may contribute up to 10 percent of their compensation, and we match contributions up to 4 percent of their compensation. Our contribution is made in the form of Key common stock. Employees vest in the Company's contribution at the rate of 25 percent per year. Total expenses for our matching contribution were $155,485, $169,714 and $114,109 in 1999, 1998 and 1997 respectively.

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

     The administrative, compliance and legal costs associated with administering these plans are paid by Key. Such expenses were not significant in 1999, 1998, or 1997.

7. COMMITMENTS AND CONTINGENCIES

     Lease Commitments-We have lease commitments for office space with varying expiration dates through 2002. Rental expense was $387,216, $407,039 and $262,648 for 1999, 1998 and 1997, respectively.

     As of December 31, 1999, minimum rental commitments under these leases are payable in the following years:

          2000..........   $307,488
          2001..........    289,155
          2002..........     39,674
                           --------
                           $636,317
                           ========

     Litigation-We are involved in litigation claims and are subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of our management that all claims and litigation involving the Company are not likely to have a material adverse effect on our financial position, results of operation or cash flows.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Environmental-We are not aware of any environmental claims existing as of December 31, 1999, which would have a material impact upon the Company's financial condition, results of operations or cash flows. We do not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact on the future.

8. TRANSACTIONS WITH RELATED PARTIES

     In May 1997, the Company purchased 40,000 shares of Key common stock from a former director of Key. The shares were purchased at $10.00 per share, the market price at that time.

9. CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable at December 31, 1999 and 1998, resulted from transactions with other companies in the oil and gas industry. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized.

     The following parties purchased 10 percent or more of Key's oil and gas production:

                                        For the Year Ended December 31,
                                        -------------------------------
             Purchaser                       1999   1998   1997
             ---------                       ----   ----   ----
     Transok, LLC..................          18%    21%    14%
     Scurlock Permian Corporation..          16%    22%     -
     Tosco Refining & Marketing....          10%    14%     -
     Eighty Eight Oil Company......           6%     6%    12%
     ProEnergy Marketing...........           6%    11%    14%
     Enserco Energy, Inc...........           4%    13%     -

     In January 1997, Key signed a five-year agreement with Transok, LLC. Under this arrangement, Transok, LLC gathers the majority of Key's Mid-Continent gas production.

                         KEY PRODUCTION COMPANY, INC.

                  Notes to Consolidated Financial Statements

10. EARNINGS PER SHARE

     A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 1999, 1998 and 1997 is presented in the table below:

(In thousands, except per share amounts)                1999
                                              -------------------------
                                              Income  Shares  Per Share
                                              ------  ------  ---------
Basic:
  Income available to common stockholders...  $6,804  11,537     $.59
                                                                 ====

Effect of dilutive securities:
  Stock Options.............................       -     574
                                              ------  ------

Diluted:
  Income available to common stockholders,
   including assumed conversions............  $6,804  12,111     $.56
                                              ======  ======     ====


                                                        1998
                                              -------------------------
                                              Income  Shares  Per Share
                                              ------  ------  ---------
Basic:
  Income available to common stockholders...  $4,595  11,509     $.40
                                                                 ====

Effect of dilutive securities:
  Stock Options.............................       -     631
                                              ------  ------

Diluted:
  Income available to common stockholders,
   including assumed conversions............  $4,595  12,140     $.38
                                              ======  ======     ====


                                                        1997
                                              -------------------------
                                              Income  Shares  Per Share
                                              ------  ------  ---------
Basic:
  Income available to common stockholders...  $9,696  11,480     $.84
                                                                 ====

Effect of dilutive securities:
  Stock Options.............................       -     689
                                              ------  ------

Diluted:
  Income available to common stockholders,
   including assumed conversions............  $9,696  12,169     $.80
                                              ======  ======     ====

                         KEY PRODUCTION COMPANY, INC.

                     SUPPLEMENTAL OIL AND GAS DISCLOSURES

     Oil and Gas Operations-The following tables contain revenues and direct cost information relating to our oil and gas exploration and production activities for the periods indicated. We have no long-term supply or purchase agreements with governments or authorities in which we act as producer.

                                               For the Year Ended December 31,
                                               -------------------------------
                                               1999         1998         1997
                                               ----         ----         ----
                                              (In thousands, except percentages)
Oil and gas revenues from production.......    $ 55,798   $  37,413   $ 41,965
                                               --------   ---------   --------
Operating costs:
 Depreciation, depletion and amortization..      28,238      15,833     12,978
 Lease operating...........................       8,951       8,874      7,913
 Production taxes..........................       2,623       2,409      2,714
 Income taxes..............................       6,075       3,913      6,977
                                               --------   ---------   --------
                                                 45,887      31,029     30,582
                                               --------   ---------   --------
Results of operations from oil and gas
 producing activities......................    $  9,911   $   6,384   $ 11,383
                                               ========   =========   ========

Amortization rate as a percentage
 of revenues...............................        50.6%       42.3%      30.9%
                                               ========   =========   ========

     Capitalized Costs Incurred-The following table sets forth the capitalized costs incurred in the Company's oil and gas production, exploration and development activities.

                                        For the Year Ended December 31,
                                        -------------------------------
                                         1999        1998        1997
                                         ----        ----        ----
                                              (In thousands)
Costs incurred during the year:
 Acquisition of properties
   Proved...........................    $ 1,986     $ 9,605     $ 3,763
   Unproved.........................        891       3,648       4,143
 Exploration........................     15,977      16,780      15,169
 Development........................     15,602      25,396      21,550
                                        -------     -------     -------
   Oil and gas expenditures.........     34,456      55,429      44,625
 Property sales.....................     (2,114)     (3,411)       (726)
                                        -------     -------     -------
                                        $32,342     $52,018     $43,899
                                        =======     =======     =======

     Costs Not Being Amortized-The following table summarizes oil and gas property costs not being amortized at December 31, 1999, by year that the costs were incurred:

                    1999............  $ 4,285
                    1998............    6,491
                    1997............    5,220
                    1996 and prior..    2,108
                                      -------
                                      $18,104
                                      =======

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

                                      Gas in Million Cubic Feet           Oil in Thousands of Barrels
                                      -------------------------           ---------------------------
                                      1999         1998     1997         1999          1998       1997
                                      ----         ----     ----         ----          ----       ----
Total proved reserves-
 Developed and undeveloped
   Beginning of year..........        82,956      69,543    64,094        7,022         6,213     6,207
   Revisions of previous
    estimates.................        (1,951)      8,523    (1,206)       1,740          (282)     (306)
   Improved recovery..........             -           -         -            -             -         5
   Extensions and
    discoveries...............        10,849      16,560    17,401        1,575           910       845
   Purchases of
    reserves..................         1,567         971       374          258         1,159       301
   Production.................       (14,070)    (12,600)  (10,958)      (1,375)         (965)     (839)
   Sales of properties........             -         (41)     (162)           -           (13)        -
                                     -------     -------   -------      -------       -------    ------
   End of year................        79,351      82,956    69,543        9,220         7,022     6,213
                                     =======     =======   =======      =======       =======    ======

Proved developed reserves-
   Beginning of year..........        82,337      67,771    62,806        7,012         6,197     6,006
   End of year................        77,048      82,337    67,771        8,916         7,012     6,197

     Standardized Measure Of Future Net Cash Flows (Unaudited)-Future cash flows are based on year-end prices (averaging $23.68 per barrel of oil and $2.16 per Mcf of gas as of December 31, 1999) except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

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

     Discounted Future Net Cash Flows and Changes Relating to Proved Reserves at December 31,

                                              1999       1998       1997
                                           ----------  ---------  ---------
                                                    (In thousands)
     Cash inflows........................  $ 403,480   $252,148   $266,095
     Production costs....................   (116,487)   (78,822)   (87,312)
     Development costs...................     (7,005)    (3,209)    (3,782)
     Income tax expense..................    (61,117)   (22,143)   (34,171)
                                           ---------   --------   --------
     Net cash flows......................    218,871    147,974    140,830
     10% annual discount rate............    (71,896)   (43,752)   (41,577)
                                           ---------   --------   --------
     Standardized measure of discounted
      future net cash flows..............  $ 146,975   $104,222   $ 99,253
                                           =========   ========   ========
     Discounted future net cash flows
      before income taxes................  $ 185,204   $118,419   $121,718
                                           =========   ========   ========

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                         For the Year Ended December 31,
                                        ----------------------------------
                                           1999        1998        1997
                                        ----------  ----------  ----------
                                                  (In thousands)
Sales, net of production costs........   $(44,224)   $(26,130)   $(31,338)
Net change in prices and production...     53,947     (27,302)    (69,612)
Extensions, discoveries and improved
 recovery, net of related costs.......     38,721      30,580      36,531
Change in future development costs....      1,187       1,857         660
Revision of quantities................     11,876       6,800      (2,432)
Accretion of discount.................     11,842      12,172      17,259
Effective change in income taxes......    (24,033)      8,269      20,902
Purchases of reserves in place........      5,547       9,025       4,592
Sales of properties...................          -        (155)       (254)
Change in production rates and other..    (12,110)    (10,147)     (6,275)
                                         --------    --------    --------
                                         $ 42,753    $  4,969    $(29,967)
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

                UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                         First   Second    Third   Fourth    Total
                        -------  -------  -------  -------  -------
                         (In thousands, except for per share data)
1999
----
Revenues..............  $10,005  $11,884  $15,828  $18,541   56,258
Expenses, net.........    9,420   11,128   14,056   14,850   49,454
                        -------  -------  -------  -------  -------
Net income............  $   585  $   756  $ 1,772  $ 3,691  $ 6,804
                        =======  =======  =======  =======  =======
Basic earnings per
 common share.........  $   .05  $   .07  $   .15  $   .32  $   .59
                        =======  =======  =======  =======  =======
Diluted earnings per
 common share.........  $   .05  $   .06  $   .15  $   .30  $   .56
                        =======  =======  =======  =======  =======

1998
----
Revenues..............  $ 9,811  $ 9,695  $ 9,059  $ 9,218  $37,783
Expenses, net.........    8,376    8,145    8,134    8,533   33,188
                        -------  -------  -------  -------  -------
Net income............  $ 1,435  $ 1,550  $   925  $   685  $ 4,595
                        =======  =======  =======  =======  =======
Basic earnings per
 common share*........  $   .12  $   .13  $   .08  $   .06  $   .40
                        =======  =======  =======  =======  =======
Diluted earnings per
 common share*........  $   .12  $   .13  $   .08  $   .06  $   .38
                        =======  =======  =======  =======  =======

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
          10-K.

          Statement of income for each of the three years in the period ended December 31, 1999.

          Statement of cash flows for each of the three years in the period ended December 31, 1999.

          Balance sheet as of December 31, 1999 and 1998.

          Statement of changes in stockholders' equity for each of the three years in the period ended December 31, 1999.

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

     Exhibit No.                         Description
     -----------------------------------------------

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
                      H. Merelli, dated September 1, 1992 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-
                      17162).

     +  10.10  --     Key Production Company, Inc. 401(k) Plan (incorporated by
                      reference to Exhibit 10.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-
                      17162).

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

     +  10.21.1  --        Amendment No. 1 to the Key Production Company, Inc.
                           1992 Stock Option Plan, dated March 14, 1997
                           (incorporated by reference to Exhibit 10.21.1 to the Registrant's Form 10-Q for the period ended June 30,
                           1998, file no. 0-17162).

     +  10.21.2  --        Amendment No. 1 to the Key Production Company, Inc.
                           Stock Option Plan for Non-Employee Directors, dated
                           January 27, 1997 (incorporated by reference to
                           Exhibit 10.21.2 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

     +  10.21.3  --        Amendment No. 2 to the Key Production Company, Inc.
                           Stock Option Plan for Non-Employee Directors, dated
                           March 14, 1997 (incorporated by reference to Exhibit
                           10.21.3 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

     +  10.21.4  --        Amendment No. 3 to the Key Production Company, Inc.
                           Stock Option Plan for Non-Employee Directors, dated
                           May 7, 1998 (incorporated by reference to Exhibit
                           10.21.4 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

     *  12.1     --        Statement RE: Computation of Earnings to Fixed
                           Charges.

     *  23.1     --        Consent of Arthur Andersen LLP, dated March 21, 2000.

     *  27.1     --        Financial Data Schedule for Commercial and Industrial
                           Companies per Article 5 of Regulation S-X for the year ended December 31, 1999.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        KEY PRODUCTION COMPANY, INC.


                                        By:_____________________________
                                           F.H. Merelli
Date:______________                        Chairman and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                      Date
           ---------                     -----                      ----



____________________________     Director, Chairman, and
     F.H. Merelli                Chief Executive Officer
                                 (Principal Executive Officer)     ___________



____________________________     President and Chief Operating
     Monroe W. Robertson         Officer                           ___________



____________________________     Vice President and Chief
     Paul Korus                  Financial Officer
                                 (Principal Financial Officer)     ___________



____________________________     Director, Financial Reporting
     Sherri M. Nitta             (Principal Accounting Officer)    ___________



____________________________     Director                          ___________
     Cortlandt S. Dietler



____________________________     Director                          ___________
     L. Paul Teague

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                           KEY PRODUCTION COMPANY, INC.

                                           By: /s/ F.H. Merelli
                                               -----------------
                                               F.H. Merelli
Date:    March  , 2000                         Chairman and Chief Executive
         ------------------
                                               Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                     Title                        Date
           ---------                     -----                        ----



     /s/ F.H. Merelli           Director, Chairman and Chief
     ------------------------
     F.H. Merelli               Executive Officer
                                (Principal Executive Officer)     March   , 2000
                                                                  --------------


     /s/ Monroe W. Robertson    President and Chief Operating
     ------------------------
     Monroe W. Robertson        Officer                           March   , 2000
                                                                  --------------


     /s/ Paul Korus             Vice President and Chief
     ------------------------
     Paul Korus                 Financial Officer
                                (Principal Financial Officer)     March   , 2000
                                                                  --------------


     /s/ Sherri M. Nitta        Director, Financial Reporting
     ------------------------
     Sherri M. Nitta            (Principal Accounting Officer)    March   , 2000
                                                                  --------------


     /s/ Cortlandt S. Dietler   Director                          March   , 2000
     ------------------------                                     --------------
     Cortlandt S. Dietler


     /s/ L. Paul Teague         Director                          March   , 2000
     ------------------------                                     --------------
     L. Paul Teague