Form 10-Q
period 2000-03-31
KEY PRODUCTION CO INC
filed 2000-05-12
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ______________


Commission file number 001-11769
                       ---------


                         KEY PRODUCTION COMPANY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                           84-1089744
        --------                                           ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

707 Seventeenth Street, Suite 3300  Denver, Colorado       80202-3404
----------------------------------------------------       ----------
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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of March 31, 2000, is 11,614,437.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         KEY PRODUCTION COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                              For the Three Months
                                                   March 31,
                                              --------------------

(In thousands, except per share data)           2000        1999
                                              --------    --------

Revenues:
 Natural gas production...................... $  8,409    $  6,087
 Oil production..............................   10,463       3,654
 Plant production............................      362         164
 Other.......................................       99         100
                                              --------    --------
                                                19,333      10,005
                                              --------    --------

Operating Expenses:
 Depreciation, depletion and
  amortization...............................    7,944       5,279
 Lease operating.............................    2,714       1,980
 Production taxes............................      564         635
 General and administrative..................      720         547
 Financing costs:
  Interest expense...........................    1,132         962
  Capitalized interest.......................     (342)       (319)
  Interest income............................      (48)        (23)
                                              --------    --------
                                                12,684       9,061
                                              --------    --------

Income Before Income Taxes...................    6,649         944

Provision for Income Taxes...................    2,460         359
                                              --------    --------

Net Income................................... $  4,189    $    585
                                              ========    ========

Basic Earnings Per Share..................... $    .36    $    .05
                                              ========    ========

Diluted Earnings Per Share................... $    .34    $    .05
                                              ========    ========

Weighted Average Common Shares Outstanding...   11,595      11,518
                                              ========    ========

Weighted Average Diluted Shares Outstanding..   12,202      11,995
                                              ========    ========



          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


For the Three Months
                                                        March 31,
                                                   ------------------

(In thousands, except per share data)                2000      1999
                                                   --------   -------

Cash Flows from Operating Activities:
 Net income                                        $  4,189   $   585
 Adjustment to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization           7,944     5,279
   Deferred income taxes                              2,194       321
 Changes in operating assets and liabilities:
   Increase in receivables                           (1,956)   (1,858)
   (Increase) decrease in prepaid expenses
     and other                                          643      (108)
   Decrease in accounts payable and
     accrued expenses                                  (598)   (1,338)
   Increase in long-term property
     liabilities and other                              301        17
                                                   --------   -------

     Net cash provided by operating activities       12,717     2,898
                                                   --------   -------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures                                     (11,861)   (8,188)
 Acquisition of proved oil and gas reserves             (80)      (75)
 Proceeds from sale of oil and gas properties            53       134
 Other capital expenditures                             (69)      (45)
                                                   --------   -------

     Net cash used by investing activities          (11,957)   (8,174)
                                                   --------   -------


Cash Flows From Financing Activities:
 Long-term borrowings                                     -     5,000
 Payments on long-term debt                          (3,000)        -
 Payments to acquire treasury stock                      (1)       (1)
 Proceeds from issuance of common stock                  23         -
                                                   --------   -------

     Net cash provided (used) by financing
       activities                                    (2,978)    4,999
                                                   --------   -------

Net Decrease in Cash and Cash Equivalents            (2,218)     (277)

Cash and Cash Equivalents at Beginning of Year        6,087     4,720
                                                   --------   -------

Cash and Cash Equivalents at End of Period         $  3,869   $ 4,443
                                                   ========   =======




          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                                               March 31,    December 31,
(In thousands)                                   2000          1999
                                              ----------    -----------

             ASSETS

Current Assets:
 Cash and cash equivalents                    $    3,869    $     6,087
 Receivables                                      14,162         12,206
 Prepaid expenses and other                          580          1,223
                                              ----------    -----------

                                                  18,611         19,516
                                              ----------    -----------
Oil and Gas Properties, on the basis of
 full cost accounting:
   Proved properties                             232,902        223,285
   Unproved properties and properties
   under development, not being amortized         19,391         18,104
                                              ----------    -----------
                                                 252,293        241,389
   Less - accumulated depreciation,
     depletion and amortization                  (93,743)       (85,990)
                                              ----------    -----------
                                                 158,550        155,399
                                              ----------    -----------

Other Assets, net                                  1,820          1,942
                                              ----------    -----------

                                              $  178,981    $   176,857
                                              ==========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                             $   12,310    $    13,189
 Accrued exploration and development               1,404          2,388
 Accrued lease operating expense and other         2,229          1,901
                                              ----------    -----------
                                                  15,943         17,478
                                              ----------    -----------

Long-Term Debt                                    57,000         60,000
                                              ----------    -----------

Non-current Liabilities:
 Deferred income taxes                            24,049         21,855
 Long-term property liabilities and other            952            651
                                              ----------    -----------
                                                  25,001         22,506
                                              ----------    -----------

Stockholders' Equity:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 11,847,915 and
   11,820,190 shares issued, respectively          2,962          2,955
 Paid-in capital                                  37,550         37,557
 Retained earnings                                42,707         38,518
 Treasury stock at cost, 233,478, and
   232,887 shares, respectively                   (2,182)        (2,157)
                                              ----------    -----------
                                                  81,037         76,873
                                              ----------    -----------
                                              $  178,981    $   176,857
                                              ==========    ===========


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                       Total
                                                                      Stock-
                              Common  Paid-in   Retained  Treasury   holders'
                              Stock   Capital   Earnings    Stock     Equity
                              ------  --------  --------  ---------  --------
                                   (In thousands, except per share data)

Balance, December 31, 1999    $2,955  $37,557   $ 38,518  $ (2,157)  $ 76,873
 Net income                        -        -      4,189         -      4,189
 Common stock issued               7      (16)         -         -         (9)
 Treasury stock issued             -        9          -        51         60
 Treasury stock purchased          -        -          -       (76)       (76)
                              ------  -------   --------   -------   --------
Balance, March 31, 2000       $2,962  $37,550   $ 42,707   $(2,182)  $ 81,037
                              ======  =======   ========   =======   ========




          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Introduction

     The accompanying financial statements are unaudited and were prepared from our records. Our management believes these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. We prepared these statements on a basis consistent with our annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by generally accepted accounting principles and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes in our most recent annual report on Form 10-K.

Basis of Presentation

     We included the accounts of Key and its subsidiaries in the accompanying consolidated financial statements. All intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates

     We rely on estimates and assumptions made by our management to prepare financial statements in conformity with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

     Income tax expense consisted of the following:

                              Three Months Ended March 31,
                              ----------------------------
                                2000                1999
                              --------            --------

     Current Taxes:
       Federal                $      -            $      -
       State                       266                  38

     Deferred Taxes              2,194                 321
                              --------            --------

                              $  2,460            $    359
                              ========            ========

Earnings Per Share

     The components of basic and diluted net income per common share for the periods ended March 31, 2000 and 1999 are presented in the table below:

(In thousands, except per share amounts)                2000
                                              -------------------------
                                              Income  Shares  Per Share
                                              ------  ------  ---------
Basic:
  Income available to common stockholders...  $4,189  11,595  $     .36
                                                              =========

Effect of dilutive securities:
  Stock Options.............................       -     607
                                              ------  ------

Diluted:
  Income available to common stockholders,
   including assumed conversions............  $4,189  12,202  $     .34
                                              ======  ======  =========


                                                         1999
                                              -------------------------
                                              Income  Shares  Per Share
                                              ------  ------  ---------
Basic:
  Income available to common stockholders...  $  585  11,518  $     .05
                                                              =========

Effect of dilutive securities:
  Stock Options.............................       -     477
                                              ------  ------

Diluted:
  Income available to common stockholders,
   including assumed conversions............  $  585  11,995  $     .05
                                              ======  ======  =========

Cash and Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 5.7 and 3.4 percent rates of interest at March 31, 2000 and December 31, 1999, respectively, with cost approximating market.

Supplemental Disclosure of Cash Flow Information

                                              For the Three Months
                                                 Ended March 31,
                                           --------------------------
                                            2000                1999
                                           ------              ------
(In thousands)
Cash paid during the period for:
 Interest (net of amounts capitalized:
  $342,000 and $319,000, respectively)     $  803              $  689
 Income taxes (net of refunds received)    $    1              $   14

Long Term Debt

     In November of 1999, we signed a new long-term credit agreement funded by a group of banks led by Banc of America Securities LLC. It replaced our prior credit arrangement with NationsBank of Texas. Our new agreement specifies a maximum loan amount of $150 million. We set our initial borrowing base at $85 million and our outstanding balance was $57 million at March 31, 2000. The lenders may periodically re-determine the borrowing base depending upon the value of our oil and gas properties.

     The agreement has a maturity date of January 1, 2006, including a revolving period that ends on January 1, 2002. On the later date, if not amended before then, the outstanding loan amount converts to a term loan and we must commence quarterly principal payments.

     We secured this debt with oil and gas assets owned by Key and our subsidiaries. We are also subject to customary covenants and restrictions including: 1) limitations on additional borrowings, 2) working capital requirements, and 3) net worth maintenance. We are currently, and have been since inception, in compliance with the covenants of the agreement.

     Please see our annual report on Form 10-K if you would like more information about the terms of the agreement.

Reclassification

     We reclassified a few prior year amounts to conform with the current year presentation.

Subsequent Event

     Pursuant to the registration statement we filed on May 5, 2000, our chief executive officer (Mr. Merelli) exercised options for 500,000 shares of our common stock. The options were granted in 1992 in accordance with his employment agreement. These options had an exercise price of $3.00 and would have expired in 2002. We received proceeds valued at $1.5 million from Mr. Merelli for the exercise price of the options. The proceeds were a combination of cash and 70,000 mature shares of Key common stock. We issued 370,000 new shares of stock to him after withholding 130,000 shares to cover his tax liability. This transaction is dilutive because there are 300,000 additional shares outstanding that will be included in our basic earnings per share calculations going forward.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

     We reported net income of $4.2 million or $.34 per diluted share for the first quarter of 2000. This is almost seven times the $.6 million and $.05 per diluted share we reported a year ago. Results for these periods are based on revenues of $19.3 and $10 million in 2000 and 1999, respectively. Strong commodity prices in 2000 and very low prices in 1999 drove the variance between our quarterly results. A five-percent boost to production in the first quarter of 2000 was also a positive factor.

Results of Operations

                                      For the Three Months
                                        Ended March 31,
                                      --------------------
                                        2000         1999
                                      -------      -------
Selected Oil and Gas
Operating Statistics
------------------------------

Gas Volume - Mcf per day               38,055       38,744
Gas Price - Per Mcf                   $  2.43      $  1.75
Oil Volume - Barrels per day            4,268        3,619
Oil Price - Per barrel                $ 26.94      $ 11.22
Full Cost Amortization Rate              40.3%        52.1%

As generally used in the oil and gas business and in this Form 10-Q, the following terms have the following meanings:

Mcf -   Thousand cubic feet (of natural gas)
Mcfe -  Thousand cubic feet equivalent
MMcfe - Million cubic feet equivalent
BBls -  Barrels (of oil)

     In calculating Mcf equivalents, we use a generally recognized standard in which one BBl of oil is equal to six Mcf of gas.

     Our sales nearly doubled between the first quarters of 2000 and 1999 to reach $19.2 million. Most of that increase was from oil sales, which increased by $6.8 million. Our gas sales increased by $2.3 million and plant product sales rose by $.2 million. We produced combined oil and gas volumes of 63.7 MMcfe per day in 2000 compared to 60.5 MMcfe per day in 1999.

     Gas sales climbed to $8.4 million in 2000 from $6.1 million in 1999. Most of the change was derived from favorable prices in 2000. Our average realized gas price was $2.43 per Mcf in 2000, compared to $1.75 per Mcf in 1999. The $.68 per Mcf increment added approximately $2.3 million to sales. Our gas production held steady at 38,055 and 38,744 Mcf per day in 2000 and 1999, respectively.

     Our oil sales rose to $10.5 million in 2000 from $3.7 million in 1999. The driving force behind this 186 percent increase was significantly higher prices in the first quarter of 2000. We watched our average oil price sink to $11.22 per barrel in the first quarter of 1999 and then surge to $26.94 per barrel in the first quarter of 2000. The price difference between these two quarters added about $6.1 million to oil sales. We also experienced 19 percent growth in production in the same timeframe. We produced an average of 4,268 BBls per day in 2000 compared to 3,619 BBls per day in 1999. Our increase in production is responsible for $.7 million of the oil sales increase.

     Our product sales from gas processing plants were approximately $362,000 and $197,000 in the first quarters of 2000 and 1999, respectively. Just like gas and oil, price was also the basis for our improved plant product sales.

     The source of our oil and gas revenues is changing right along with the prices. In the first quarter of 2000, our revenues came from the following product mix: 54 percent oil, 44 percent gas and 2 percent plant products. This compares to the following mix for the first quarter of 1999: 37 percent oil, 61 percent gas and 2 percent plant products. If you look at our total production volumes for the first quarter of 2000, 40 percent of our output is oil and 60 percent is gas. Production for the same period of 1999 was 36 percent oil and 64 percent gas.

     Other revenues were approximately $99,000 and $100,000 in the first quarters of 2000 and 1999, respectively. For both periods presented, the primary source of other revenue is income from our two gathering systems in California.

Costs and Expenses

     Depreciation, depletion and amortization (DD&A) expense increased 50 percent between the first quarters of 2000 and 1999. A portion of this increase can be attributed to the 94 percent increase in oil and gas sales. Notably, the increase from higher sales is partially offset by a decrease in the depletion rate. The depletion rate as a percentage of oil and gas sales decreased to 40.3 percent in 2000 from 52.1 percent in 1999. We use the future gross revenue method and rolling average prices to compute DD&A expense. Higher product prices over the last year, for both oil and gas, are helping to bring the depletion rate down. We also include a small amount of fixed asset depreciation and amortization of financing costs associated with our credit facility in this income statement line.

     For the first quarters, our 2000 lease operating expense (LOE) exceeded 1999 LOE by 37 percent. LOE was $2.7 million in 2000 and $2.0 million in 1999. LOE also increased on a unit basis. If you compare LOE on a unit of production basis, 2000 LOE increased to $.47 per Mcfe from $.35 per Mcfe in 1998. We found that the following are just a few of the many things that are pushing LOE upward: 1) production from drilling is growing and we are paying expenses on more wells, 2) commodity prices are very good and it is becoming economical to do more workovers to increase production, and 3) higher prices are increasing property values and, as a result, ad valorem taxes.

     Our production taxes were 11 percent less in the first quarter of 2000 than they were in the first quarter of 1999. On a Mcfe basis, production taxes decreased to $.10 per Mcfe in 2000 from $.13 per Mcfe in 1999. In the fourth quarter of 1999, we realized that we had over estimated production tax expense for the entire year. At that time, we made a downward adjustment which reflected a decrease in our overall production tax rate and a change in our procedure for accruing unpaid production taxes. You are seeing a difference between periods because the first quarter of 2000 is calculated using updated rates and procedures, and LOE reported for the first quarter of 1999 was overstated.

     General and administrative expense (G&A) increased to $720,000 in the first quarter of 2000 from $547,000 in the first quarter of 1999. With a six percent increase in production, this translates to $.12 and $.10 per Mcfe in 2000 and 1999, respectively. As prescribed by full cost accounting rules, we capitalize direct overhead related to exploration and development activities.

     Interest expense before capitalization was $1,132,000 and $962,000 for 2000 and 1999, respectively. Even though our long-term debt balance is $8 million less than it was a year ago, our interest expense is higher due to an increase in interest rates. Our average interest rate was 7.14 percent on March 31, 2000. On the same day a year ago, our average interest rate was only 5.99 percent. We capitalized interest of $342,000 and $319,000 in 2000 and 1999, respectively. These capitalized amounts are for borrowings associated with undeveloped leasehold.

     We calculated our provision for income taxes using effective rates of 37 percent and 38 percent for 2000 and 1999, respectively.

Cash Flow and Liquidity

     We primarily need cash to fund oil and gas exploration, development, and acquisition activities and to pay existing obligations and trade commitments related to oil and gas operations. Our primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

     We generated cash from operating activities of $12.7 million in the first quarter of 2000. This was a $9.8 million increase, or more than four times, the $2.9 million reported for the same period a year ago. Most of this increase was related to higher prices and production.

     In the first quarter of 2000, we made cash expenditures for exploration and development of $11.9 million, or 93 percent of cash from operating activities. This was $3.7 million more than the $8.2 million we spent in the first quarter of 1999.

     Using cash from operating activities, we paid down $3.0 million of our long-term debt balance in the first quarter of 2000. The payment brought our balance to

$57 million at March 31, 2000. During the first quarter of 1999, we borrowed $5 million to help fund our exploration and development projects. Please refer to the section titled "Long Term Debt" for more information about our long-term credit arrangements.

     We believe that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding operations, exploration and development.

Year 2000 Compliance

     We assessed the effects of Year 2000 computer issues and determined that there was no material adverse impact on our business. We do not expect to record any losses related to this event. Our computer systems for accounting, land and lease records, and reservoir engineering did not have any interruption in the transition between 1999 and 2000 and continue to operate normally in 2000. Further, we are not aware of any material problems experienced by the various entities we do business with that would materially impact us.

Future Trends

     Key's main objective is to increase shareholder value. We continue to plan to accomplish this goal through strategies designed to profitably increase oil and gas reserves, production, and cash flow through exploration and development, supplemented from time to time by acquisitions or mergers.

     At the present time, we anticipate that the bulk of our exploration and development spending will be concentrated in our four main exploration focus areas: the Anadarko Basin of western Oklahoma, the Mississippi Salt Basin, south Louisiana, and the Sacramento Basin of northern California. We also plan to continue to explore our undeveloped acreage and participate in lower-risk exploitation projects in the Rocky Mountain region.

     We expect exploration and development expenditures for 2000 to range from $42-48 million. We also expect to fund these expenditures from cash provided by operating activities, supplemented, if necessary, by borrowings under our bank line of credit. The amount and allocation of future capital expenditures will depend upon a number of factors, including the impact of oil and gas prices on investment opportunities and available cash flow, the availability of debt and equity capital, and the number and size of attractive acquisition opportunities.

     As part of its on-going business strategy, Key will continue to evaluate merger and acquisition opportunities. We will actively pursue potential transactions with the economic and strategic attributes necessary to facilitate the profitable growth of Key.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We use financial instruments, which inherently have some degree of market risk. Our primary sources of market risk include fluctuations in commodity prices and interest rates.

Price Fluctuations

     Our results of operations are highly dependent upon the prices we receive for natural gas and crude oil production, and those prices are constantly changing in response to market forces. Nearly all of our revenue is from the sale of gas and oil, so these fluctuations, positive and negative, can have a significant impact.

     If we wanted to increase our financial flexibility and attempt to smooth out the effect of commodity price fluctuations, we could enter into: non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil. To date, we have not used any of these financial instruments to mitigate commodity price changes.

     Changes in product prices also affect the limitation on capitalized costs under the full cost accounting rules. To apply this rule, we determine a "ceiling" by pricing future revenues at the unescalated prices in effect at the end of the fiscal quarter. If the value of our capitalized costs exceeds the ceiling, we would be required to do a write-down. We have never taken a full-cost ceiling write-down.

Interest Rate Risk

     Our reported earnings are impacted by changes in interest rates. Any fluctuation in the rate will directly affect the amount of interest expense we report. At March 31, 2000, we had $57 million of long-term debt outstanding at an average interest rate of 7.14 percent. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin predetermined by our debt agreement. Assuming there is no change in the balance outstanding during 2000, a ten percent change in the average interest rate would impact interest expense by approximately $400,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning Key's outlook for the remainder of 2000 with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements.

     These risks and uncertainties include, but are not limited to, fluctuations in the price we receive for oil and gas production, reductions in the quantity of oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates.
These and other risks and uncertainties affecting Key are discussed in greater detail in this report and the Form S-8 Registration Statement we filed with the Securities and Exchange Commission on May 5, 2000.

PART II - OTHER INFORMATION
---------------------------


ITEM 1.   LEGAL PROCEEDINGS
--------------------------

   None.

ITEM 2.   CHANGES IN SECURITIES
-------------------------------

   None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
-----------------------------------------------------------------

   None.

ITEM 5.   OTHER INFORMATION
---------------------------

   None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits:

          12.1  Statement RE: Computation of Ratio of Earnings to Fixed Charges.

          27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended March 31, 2000.

     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated May __, 2000


                              KEY PRODUCTION COMPANY, INC.



                              /s/ Paul Korus
                              ------------------------------------------
                              Paul Korus
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)



                              /s/ Sherri M. Nitta
                              ------------------------------------------
                              Sherri M. Nitta
                              Director, Financial Reporting
                              (Principal Accounting Officer)