Form 10-Q
period 2000-06-30
KEY PRODUCTION CO INC
filed 2000-08-14
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ______________


Commission file number   001-11769
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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of June 30, 2000, is 12,274,493.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         KEY PRODUCTION COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                              For the Quarter              For the Six Months
                                              Ended June 30,                  Ended June 30,
                                        ------------------------        ------------------------
(In thousands, except per share data)     2000            1999            2000            1999
                                        --------        --------        --------        --------
Revenues:
 Gas sales                              $ 11,335        $  6,724        $ 19,744        $ 12,811
 Oil sales                                 9,823           4,890          20,286           8,544
 Plant products                              476             145             838             309
 Other                                       110             125             209             225
                                        --------        --------        --------        --------
                                          21,744          11,884          41,077          21,889
                                        --------        --------        --------        --------

Operating Expenses:
 Depreciation, depletion and
   amortization                            8,320           6,653          16,264          11,932
 Lease operating                           3,000           1,993           5,714           3,973
 Production taxes                            680             766           1,244           1,401
 General and administrative                  701             671           1,421           1,218
 Financing costs:
   Interest expense                        1,107             956           2,239           1,918
   Capitalized interest                     (393)           (328)           (735)           (647)
   Interest income                           (33)            (46)            (81)            (69)
                                        --------        --------        --------        --------

                                          13,382          10,665          26,066          19,726
                                        --------        --------        --------        --------

Income Before Income Taxes                 8,362           1,219          15,011           2,163

Provision for Income Taxes                 3,094             463           5,554             822
                                        --------        --------        --------        --------

Net Income                              $  5,268        $    756        $  9,457        $  1,341
                                        ========        ========        ========        ========

Basic Earnings Per Share                $    .44        $    .07        $    .81        $    .12
                                        ========        ========        ========        ========

Diluted Earnings Per Share              $    .43        $    .06        $    .77        $    .11
                                        ========        ========        ========        ========

Weighted Average Basic Shares             11,901          11,525          11,748          11,522
                                        ========        ========        ========        ========

Weighted Average Diluted Shares           12,222          12,133          12,212          12,064
                                        ========        ========        ========        ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                           For the Six Months
                                                                June 30,
                                                        ------------------------
(In thousands)                                            2000            1999
                                                        --------        --------
Cash Flows from Operating Activities:
 Net income                                             $  9,457        $  1,341
 Adjustment to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization               16,264          11,932
   Deferred income taxes                                   4,954             735
 Changes in operating assets and liabilities:
   (Increase) decrease in receivables                     (3,633)            193
   Increase in prepaid expenses and other                   (104)            (53)
   Decrease in accounts payable and
     accrued expenses                                     (1,447)         (4,022)
   Increase in long-term property
     liabilities and other                                   307              12
                                                        --------        --------

     Net cash provided by operating activities            25,798          10,138
                                                        --------        --------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures                                          (23,872)        (15,986)
 Acquisition of proved oil and gas reserves                 (121)            (80)
 Proceeds from sale of oil and gas properties                127             206
 Other capital expenditures                                 (207)            (49)
                                                        --------        --------

     Net cash used by investing activities               (24,073)        (15,909)
                                                        --------        --------

Cash Flows From Financing Activities:
 Long-term borrowings                                          -           5,000
 Payments on long-term debt                               (6,000)              -
 Payments to acquire treasury stock                           (4)             (2)
 Proceeds from issuance of common stock                    2,294               -
                                                        --------        --------

     Net cash provided (used) by financing
       activities                                         (3,710)          4,998
                                                        --------        --------

Net Decrease in Cash and Cash Equivalents                 (1,985)           (773)

Cash and Cash Equivalents at Beginning of Year             6,087           4,720
                                                        --------        --------

Cash and Cash Equivalents at End of Period              $  4,102        $  3,947
                                                        ========        ========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                 June 30,       December 31,
(In thousands)                                     2000             1999
                                                ----------      ------------
             ASSETS

Current Assets:
 Cash and cash equivalents                      $    4,102      $    6,087
 Receivables                                        15,839          12,206
 Prepaid expenses and other                          1,327           1,223
                                                ----------      ----------

                                                    21,268          19,516
                                                ----------      ----------
Oil and Gas Properties, on the basis of
 full cost accounting:
   Proved properties                               241,151         223,285
   Unproved properties and properties
   under development, not being amortized           24,218          18,104
                                                ----------      ----------
                                                   265,369         241,389
   Less - accumulated depreciation,
     depletion and amortization                   (101,808)        (85,990)
                                                ----------      ----------
                                                   163,561         155,399
                                                ----------      ----------

Other Assets, net                                    1,703           1,942
                                                ----------      ----------

                                                $  186,532      $  176,857
                                                ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                               $   12,561      $   13,189
 Accrued exploration and development                 2,502           2,388
 Accrued lease operating expense and other           3,096           1,901
                                                ----------      ----------
                                                    18,159          17,478
                                                ----------      ----------

Long-Term Debt                                      54,000          60,000
                                                ----------      ----------

Non-current Liabilities:
 Deferred income taxes                              26,809          21,855
 Long-term property liabilities and other              958             651
                                                ----------      ----------
                                                    27,767          22,506
                                                ----------      ----------

Stockholders' Equity:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 12,580,039 and
   11,820,190 shares issued, respectively            3,145           2,955
 Paid-in capital                                    38,597          37,557
 Retained earnings                                  47,975          38,518
 Treasury stock at cost, 305,546, and
   232,887 shares, respectively                     (3,111)         (2,157)
                                                ----------      ----------
                                                    86,606          76,873
                                                ----------      ----------
                                                $  186,532      $  176,857
                                                ==========      ==========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                      Total
                                                                      Stock-
                              Common   Paid-in  Retained  Treasury   holders'
                              Stock    Capital  Earnings   Stock      Equity
                              -------  -------  --------  --------   --------
                                   (In thousands, except per share data)

Balance, December 31, 1999    $ 2,955  $37,557  $ 38,518  $ (2,157)  $ 76,873
 Net income                         -        -     9,457         -      9,457
 Common stock issued              190    1,016         -         -      1,206
 Treasury stock issued              -       24         -        78        102
 Treasury stock purchased           -        -         -    (1,032)    (1,032)
                              -------  -------  --------  --------   --------
Balance, June 30, 2000        $ 3,145  $38,597  $ 47,975  $ (3,111)  $ 86,606
                              =======  =======  ========  ========   ========

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

Income Taxes

     Income tax expense consisted of the following:

                                Six Months Ended June 30,
                                ------------------------
                                  2000            1999
                                --------        --------

     Current Taxes:
        Federal                 $      -        $      -
        State                        600              87

     Deferred Taxes                4,954             735
                                --------        --------

                                $  5,554        $    822
                                ========        ========

Earnings Per Share

     The components of basic and diluted net income per common share for the periods ended June 30, 2000 and 1999 are presented in the table below:

                                         For the Three            For the Six
                                         Months Ended             Months Ended
                                        ---------------         ----------------
                                         2000     1999           2000      1999
                                        ------   ------         ------    ------
(In thousands, except per share data)
Basic earnings per share:
  Income available to common
   stockholders                         $5,268   $  756         $9,457    $1,341
  Weighted average basic shares
   outstanding                          11,901   11,525         11,748    11,522
      Basic earnings per share          $ 0.44   $ 0.07         $ 0.81    $ 0.12

Diluted earnings per share:
  Income available to common
   stockholders                         $5,268   $  756         $9,457    $1,341
  Incremental shares assuming
   the exercise of stock options           321      608            464       542
  Weighted average diluted shares
   outstanding                          12,222   12,133         12,212    12,064
      Diluted earnings per share        $ 0.43   $ 0.06         $ 0.77    $ 0.11

Cash and Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 6.3 and 3.4 percent rates of interest at June 30, 2000 and December 31, 1999, respectively, with cost approximating market.

Supplemental Disclosure of Cash Flow Information

                                                  For the Six Months
                                                    Ended June 30,
                                                ----------------------
                                                 2000            1999
                                                ------          ------
                                                    (In thousands)
Cash paid during the period for:
  Interest (net of amounts capitalized:
    $735,000 and $647,000, respectively)        $1,509           1,309
  Income taxes (net of refunds received)        $   34              26

Long Term Debt

     In November of 1999, we signed a new long-term credit agreement funded by a group of banks led by Banc of America Securities LLC. It replaced our prior credit arrangement with NationsBank of Texas. Our new agreement specifies a maximum loan amount of $150 million. We set our initial borrowing base at $85 million and our outstanding balance was $54.0 million at June 30, 2000. The lenders may periodically re-determine the borrowing base depending upon the value of our oil and gas properties.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

     We reported net income of $5.3 million and earnings per diluted share of $.43 for the second quarter of 2000. Both are nearly seven times the $.8 million and $.06 per diluted share we reported for the same period a year ago. Results for these periods are based on revenues of $21.7 and $11.9 million in 2000 and 1999, respectively.

     For the first six months of 2000, we reported a 600 percent increase to net income and earnings per diluted share. Net income for the six-month periods of 2000 and 1999 was $9.5 and $1.3 million, respectively. Revenue was $41.1 and $21.9 million for the same periods. Strong oil and gas prices continue to be the catalyst for our excellent financial results through the first six months of 2000.

Results of Operations

                                  For the Quarter        For the Six Months
                                   Ended June 30,           Ended June 30,
                                -------------------     --------------------
                                  2000       1999         2000        1999
                                --------   --------     --------    --------
Selected Oil and Gas
Operating Statistics
--------------------

Gas Volume - Mcf per day          36,562     37,187       37,308      37,961
Gas Price - Per Mcf             $   3.41   $   1.99     $   2.91    $   1.86
Oil Volume - Barrels per day       3,932      3,552        4,100       3,585
Oil Price - Per barrel          $  27.45   $  15.13     $  27.18    $  13.16
Full Cost Amortization Rate         37.3%      55.7%        38.7%       54.1%


     As generally used in the oil and gas business and in this Form 10-Q, the following terms have the following meanings:

Mcf - Thousand cubic feet (of natural gas)
Mcfe - Thousand cubic feet equivalent
MMcfe - Million cubic feet equivalent
BBls - Barrels (of oil)

     In calculating Mcf equivalents, we use a generally recognized standard in which one BBl of oil is equal to six Mcf of gas.

     Our oil and gas sales jumped 84 percent between the second quarters of 2000 and 1999 to reach $21.6 million. Breaking it down, oil increased $4.9 million, gas increased $4.6 million and plant products rose $.3 million. Most of the variance stems from the favorable prices we received during this time frame. We produced combined oil and gas volumes of 60.2 MMcfe per day in 2000 compared to
58.5 MMcfe per day in 1999.

     On a year-to-date basis, our sales were $40.9 million or 89 percent more than 1999 sales for the same period. Higher oil sales account for more than 60 percent of the six-month sales increase. For the first half of 2000, production averaged 61.9 MMcfe per day versus 59.5 MMcfe per day in the first half of 1999.

     In response to rising natural gas prices, gas sales climbed to $11.3 million in 2000 from $6.7 million in 1999. Our average realized gas price was $3.41 per Mcf in 2000 compared to $1.99 per Mcf in 1999. The $1.42 increment added approximately $4.7 million to sales. Our gas production slipped to 36,562 Mcf per day in 2000 from 37,187 per day in 1999. The two percent decrease in production reflects a pipeline disruption in California and natural field decline. In June, we resolved the pipeline problem and added several new wells in the Mid-Continent region resulting in production in excess of 39,000 Mcf per day for the month.

     Between the first six months of 2000 and 1999, our gas sales increased by 54 percent. Gas prices increased to $2.91 per Mcf in 2000 from $1.86 per Mcf in 1999. Favorable pricing in 2000 added approximately $7.1 million to sales. Daily production was nearly unchanged at 37,308 and 37,961 Mcf per day in 2000 and 1999, respectively.

     Fuelled by significantly higher prices in the second quarter of 2000, our oil sales doubled between the second quarters of 2000 and 1999. Oil sales rose to $9.8 million in 2000 from $4.9 million in 1999. We realized an average price of $27.45 per barrel in 2000, compared to $15.13 per barrel in 1999. The price difference between these two quarters added about $4.4 million to oil sales. We also experienced 11 percent growth in production for the same timeframe. We produced an average of 3,932 BBls per day in 2000 compared to 3,552 BBls per day in 1999. Our increase in production is responsible for $.5 million of the quarterly oil sales increase.

     Oil sales for the first six months of 2000 reached $20.3 million, an increase of 137 percent over the $8.5 million we reported for the first six months of 1999. Our average price for this period increased to $27.18 per barrel in 2000 from $13.16 per barrel in 1999 and had a huge impact on sales. The price increase contributed approximately $10.5 million to 2000 sales. At the same time, daily production in 2000 grew to 4,100 BBls per day from 3,585 BBls per day in 1999, for an additional $1.3 million of sales.

     Product sales from gas processing plants increased 229 percent between the second quarters of 2000 and 1999, and increased 171 percent between the first six months of 2000 and 1999. Just like gas and oil, price was also the basis for our improved plant product sales.

     The source of our oil and gas revenues is changing right along with the prices. In the first six months of 2000, our revenues came from the following product mix: 50 percent oil, 48 percent gas and two percent plant products.
This compares to the following mix for the first six months of 1999: 39 percent oil, 59 percent gas and two percent plant products. If you look at our total production volumes for the first six months of 2000, 40 percent of our output is oil and 60 percent is gas. Production for the same period of 1999 was 36 percent oil and 64 percent gas.

     Other revenues were approximately $209,000 and $225,000 for the first six months of 2000 and 1999, respectively. For all periods presented, the primary source of other revenue was income from our two gathering systems in California.

Costs and Expenses

     Depreciation, depletion and amortization (DD&A) expense increased 25 percent between the second quarters of 2000 and 1999. A portion of this increase can be attributed to the 84 percent increase in second quarter oil and gas sales. Notably, the increase from higher sales is partially offset by a decrease in the depletion rate. The depletion rate as a percentage of oil and gas sales decreased to 37.3 percent from 55.7 percent between the second quarters of 2000 and 1999. Similarly, DD&A for the first six months increased 36 percent between 2000 and 1999 while oil and gas sales for the same period increased by 89 percent. The depletion rate as a percentage of oil and gas sales was 38.7 percent and 54.1 percent for the first six months of 2000 and 1999, respectively. We use the future gross revenue method and rolling average prices to compute DD&A expense. Higher product prices over the last year, for both oil and gas, are helping to bring the depletion rate down. We also include a small amount of fixed asset depreciation and amortization of financing costs associated with our credit facility in this income statement line.

     For the second quarters, our 2000 lease operating expense (LOE) exceeded 1999 LOE by 51 percent. Second quarter LOE was $3.0 million in 2000 and $2.0 million in 1999. LOE also increased on a unit basis. If you compare second quarter LOE on a unit of production basis, 2000 LOE increased to $.55 per Mcfe from $.37 per Mcfe in 1999. Year to date LOE increased 44 percent between 2000 and 1999. Compared on a unit of production basis, year to date expenses increased 37 percent, or $.14 per Mcfe. A few of the many things that are pushing LOE upward in 2000 are: 1) production from drilling is growing and we are paying expenses on more wells, 2) commodity prices are very good and it is becoming economical to do more workovers to further increase production, and 3) higher prices are increasing property values and, as a result, ad valorem taxes.

     Production taxes for the second quarters and six months are down by 11 percent between 2000 and 1999. On a unit basis, second quarter production taxes decreased to $.12 per Mcfe in 2000 from $.14 per Mcfe in 1999. In the fourth quarter of 1999, we realized that we had over estimated production tax expense for the entire year. At that time, we made a downward adjustment reflecting a decrease in our overall production tax rate and a change in our procedure for accruing unpaid production taxes. You are seeing a difference between periods because the first six months of 2000 are calculated using updated rates and procedures, and production taxes reported for the first six months of 1999 were overstated.

     General and administrative expense (G&A) increased four percent between the second quarters and 17 percent between the first six months of 2000 and 1999. With a three percent increase in second quarter production, G&A remained flat at $.13 per Mcfe for 2000 and 1999. For the first six months, G&A increased to $.13 per Mcfe in 2000 from $.11 per Mcfe in 1999. As prescribed by full cost accounting rules, we capitalize direct overhead related to exploration and development activities.

     Interest expense before capitalization was $2,239,000 and $1,918,000 for the first six months of 2000 and 1999, respectively. Even though our long-term debt balance is $11.0 million less than it was a year ago and $6.0 million less than it was at yearend 1999, our interest expense is higher due to an increase in interest rates. Our average interest rate was 7.9 percent on June 30, 2000. On the same day a year earlier, our average interest rate was only 6.1 percent. We capitalized interest of $735,000 and $647,000 in 2000 and 1999, respectively. These capitalized amounts are for borrowings associated with undeveloped leasehold.

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

     We generated cash from operating activities of $25.8 million in the first six months of 2000. This was a $15.7 million increase, or more than two and one half times, the $10.1 million reported for the same period a year ago. Most of this increase was related to higher oil and gas prices.

     In the first six months of 2000, we made cash expenditures for exploration and development of $23.9 million, or 93 percent of cash from operating activities. This was $7.9 million more than the $16.0 million we spent in the first six months of 1999.

     Using cash from operating activities and proceeds from the issuance of common stock associated with the exercise of stock options, we paid down $6.0 million of our long-term debt balance in the first six months of 2000. The payment brought our debt balance to $54 million at June 30, 2000. During the first six months of 1999, we borrowed $5.0 million to help fund our exploration and development projects. Please refer to the section titled "Long Term Debt" for more information about our long-term credit arrangements.

     We received cash proceeds of $2.3 million from the issuance of common stock in the first six months of 2000. Stock was issued in connection with the exercise of stock options granted to officers and directors between 1992 and 1994. The options exercised had exercise prices ranging from $2.50 to $12.00 per share.

     Included in the $2.3 million mentioned above and pursuant to the registration statement we filed on May 5, 2000, our chief executive officer (Mr. Merelli) exercised options for 500,000 shares of our common stock. The options were granted in 1992 in accordance with his employment contract. These options had an exercise price of $3.00. We received proceeds valued at $1.5 million from Mr. Merelli for the exercise price of the options. The proceeds were a combination of cash and 70,000 mature shares of Key common stock. We issued 370,000 new shares of stock to him after withholding 130,000 shares to cover his tax liability.

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

Future Trends

     Increasing shareholder value has always been, and will continue to be, our top priority in the future. Our goal is simple; we want to grow the business and do it profitably. Our strategy is to increase our oil and gas reserves and production through our exploration and development efforts and to supplement this growth with an acquisition or merger when we find a target that meets our strict criteria.

     In 2000, we anticipate spending up to $55 million on exploration and development projects. This amount is up considerably from the $32.5 million invested during 1999 and the $42-48 million exploration budget we previously announced. So far, we spent almost $24 million in the first six months of 2000. The decision to increase capital expenditures was made in the current price environment and may change. The amount and allocation of our future capital expenditures will always depend on a number of factors, including the impact of oil and gas prices on investment opportunities and available cash flow, the availability of debt and equity capital, and the number and size of attractive acquisition opportunities. We will fund these expenditures with cash provided by operating activities, supplemented, if necessary, by borrowings under our bank line of credit.

     At the present time, we anticipate that the bulk of our exploration and development spending will be concentrated in our four main exploration focus areas: the Anadarko Basin of western Oklahoma, the Mississippi Salt Basin, south Louisiana, and the Sacramento Basin of northern California. We will also continue exploration of our undeveloped acreage and participate in lower-risk exploitation projects in the Rocky Mountain region. We finished the second quarter with seven wells in progress or awaiting completion and many wells scheduled to spud in the third and fourth quarters. We look forward to a heightened level of drilling activity in the second half of 2000.

     As part of our on-going business strategy, we will evaluate merger and acquisition opportunities. Acquisition or merger candidates with the economic and strategic attributes needed to facilitate profitable growth will be actively pursued.

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

     If we wanted to attempt to smooth out the effect of commodity price fluctuations, we could enter into: non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil. To date, we have not used any of these financial instruments to mitigate commodity price changes.

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

Interest Rate Risk

     Our reported earnings are impacted by changes in interest rates. Any fluctuation in the rate will directly affect the amount of interest expense we report. At June 30, 2000, we had $54 million of long-term debt outstanding at an average interest rate of 7.9 percent. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin predetermined by our debt agreement. Assuming there is no change in the balance outstanding during 2000, a ten percent change in the average interest rate would impact interest expense by approximately $425,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits:

          12.1  Statement RE: Computation of Ratio of Earnings to Fixed Charges.

          27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended June 30, 2000.

     (b)  Reports on Form 8-K:

          None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly ca used this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated August 14, 2000


                                KEY PRODUCTION COMPANY, INC.




                                /s/ Paul Korus
                                ------------------------------------------------
                                Paul Korus
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)



                                /s/ Sherri M. Nitta
                                ------------------------------------------------
                                Sherri M. Nitta
                                Director, Financial Reporting
                                (Principal Accounting Officer)