Form 10-Q
period 2000-09-30
KEY PRODUCTION CO INC
filed 2000-11-14
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


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

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of September 30, 2000, is 12,418,322.

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                         KEY PRODUCTION COMPANY, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)




                                               For the Quarter     For the Nine Months
                                              Ended September 30,  Ended September 30,
                                              -------------------  ------------------
(In thousands, except per share data)            2000      1999       2000     1999
                                              --------- ---------  --------- --------
Revenues:
 Gas sales                                    $  15,005 $   8,628  $  34,749 $ 21,439
 Oil sales                                       11,925     6,904     32,211   15,448
 Plant product sales                                356       203      1,194      512
 Other                                               68        93        277      318
                                              --------- ---------  --------- --------
                                                 27,354    15,828     68,431   37,717
                                              --------- ---------  --------- --------
Operating Expenses:
 Depreciation, depletion and
   amortization                                   8,917     8,277     25,181   20,209
 Lease operating                                  2,524     2,419      8,238    6,392
 Production taxes                                 1,058     1,010      2,302    2,411
 General and administrative                         758       607      2,179    1,825
 Financing costs:
   Interest expense                               1,099     1,093      3,338    3,011
   Capitalized interest                            (459)     (361)    (1,194)  (1,008)
   Interest income                                  (53)      (75)      (134)    (144)
                                              --------- ---------  --------- --------

                                                 13,844    12,970     39,910   32,696
                                              --------- ---------  --------- --------

Income Before Income Taxes                       13,510     2,858     28,521    5,021

Provision for Income Taxes                        4,999     1,086     10,553    1,908
                                              --------- ---------  --------- --------

Net Income                                    $   8,511 $   1,772  $  17,968 $  3,113
                                              ========= =========  ========= ========

Basic Earnings Per Share                      $     .69 $     .15  $    1.51 $    .27
                                              ========= =========  ========= ========

Diluted Earnings Per Share                    $     .67 $     .15  $    1.45 $    .26
                                              ========= =========  ========= ========

Weighted Average Basic Shares                    12,302    11,535     11,934   11,526
                                              ========= =========  ========= ========

Weighted Average Diluted Shares                  12,725    12,189     12,384   12,106
                                              ========= =========  ========= ========




          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                       For the Nine Months
                                                          September 30,
                                                       -------------------

(In thousands)                                           2000       1999
                                                       --------   --------

Cash Flows from Operating Activities:
 Net income                                            $ 17,968   $  3,113
 Adjustment to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization              25,181     20,209
   Deferred income taxes                                  5,526      1,707
   Income tax benefit related to stock
     options exercised                                    3,886          -
 Changes in operating assets and liabilities:
   Increase in receivables                               (5,807)    (2,696)
   (Increase) decrease in prepaid expenses
     and other                                              332        (99)
   Increase(decrease) in accounts payable
     and accrued expenses                                 1,398     (2,687)
   Increase in long-term property
     liabilities and other                                   28         99
                                                       --------   --------

     Net cash provided by operating activities           48,512     19,646
                                                       --------   --------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures                                         (38,964)   (24,611)
 Acquisition of proved oil and gas reserves                (121)    (2,684)
 Proceeds from sale of oil and gas properties               265      1,947
 Other capital expenditures                                (330)      (110)
                                                       --------   --------

     Net cash used by investing activities              (39,150)   (25,458)
                                                       --------   --------


Cash Flows From Financing Activities:
 Long-term borrowings                                         -      5,000
 Payments on long-term debt                             (11,000)         -
 Payments to acquire treasury stock                          (8)        (2)
 Proceeds from issuance of common stock                   3,972          -
                                                       --------   --------

     Net cash provided (used) by financing
       activities                                        (7,036)     4,998
                                                       --------   --------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                             2,326       (814)

Cash and Cash Equivalents at Beginning of Year            6,087      4,720
                                                       --------   --------

Cash and Cash Equivalents at End of Period             $  8,413   $  3,906
                                                       ========   ========




          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          KEY PRODUCTION COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                              September 30,   December 31,
(In thousands)                                    2000            1999
                                              -------------   ------------

             ASSETS

Current Assets:
 Cash and cash equivalents                    $       8,413   $      6,087
 Receivables                                         18,013         12,206
 Prepaid expenses and other                             891          1,223
                                              -------------   ------------

                                                     27,317         19,516
                                              -------------   ------------
Oil and Gas Properties, on the basis of
 full cost accounting:
   Proved properties                                258,432        223,285
   Unproved properties and properties
   under development, not being amortized            23,306         18,104
                                              -------------   ------------
                                                    281,738        241,389
   Less - accumulated depreciation,
     depletion and amortization                    (110,523)       (85,990)
                                              -------------   ------------
                                                    171,215        155,399
                                              -------------   ------------

Other Assets, net                                     1,624          1,942
                                              -------------   ------------

                                              $     200,156   $    176,857
                                              =============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                             $      14,863   $     13,189
 Accrued exploration and development                  3,917          2,388
 Accrued lease operating expense and other            2,685          1,901
                                              -------------   ------------
                                                     21,465         17,478
                                              -------------   ------------

Long-Term Debt                                       49,000         60,000
                                              -------------   ------------

Non-current Liabilities:
 Deferred income taxes                               28,518         21,855
 Long-term property liabilities and other               679            651
                                              -------------   ------------
                                                     29,197         22,506
                                              -------------   ------------

Stockholders' Equity:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 12,721,849 and
   11,820,190 shares issued, respectively             3,180          2,955
 Paid-in capital                                     43,920         37,557
 Retained earnings                                   56,486         38,518
 Treasury stock at cost, 303,527, and
   232,887 shares, respectively                      (3,092)        (2,157)
                                              -------------   ------------
                                                    100,494         76,873
                                              -------------   ------------
                                              $     200,156   $    176,857
                                              =============   ============


          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                       Total
                                                                      Stock-
                               Common  Paid-in  Retained  Treasury   holders'
                               Stock   Capital  Earnings    Stock     Equity
                               ------  -------  --------  --------   --------
                                    (In thousands, except per share data)

Balance, December 31, 1999     $2,955  $37,557  $ 38,518  $ (2,157)  $ 76,873
 Net income                         -        -    17,968         -     17,968
 Common stock issued for
   option exercises               225    2,436         -         -      2,661
 Income tax benefit from
   stock options exercised          -    3,886         -         -      3,886
 Treasury stock issued              -       41         -       101        142
 Treasury stock purchased           -        -         -    (1,036)    (1,036)
                               ------  -------  --------  --------   --------
Balance, September 30, 2000    $3,180  $43,920  $ 56,486  $ (3,092)  $100,494
                               ======  =======  ========  ========   ========




          The accompanying notes to consolidated financial statements are an integral part of this statement.

                         KEY PRODUCTION COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Introduction
------------

     The accompanying financial statements are unaudited and were prepared from our records. Our management believes these financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations. All adjustments are of a normal and recurring nature unless specifically noted. We prepared these statements on a basis consistent with our annual audited statements and Regulation S-X. Regulation S-X allows us to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States and normally included in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements, summary of significant accounting policies and notes in our most recent annual report on Form 10-K.

Basis of Presentation
---------------------

     We included the accounts of Key and its subsidiaries in the accompanying consolidated financial statements. All intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates
----------------

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

Income Taxes

     Income tax expense consisted of the following:

                                        Nine Months Ended September 30,
                                       ---------------------------------
                                          2000                    1999
                                       ----------              ---------

     Current Taxes:
       Federal                         $    3,886
       State                                1,141                    201

     Deferred Taxes                         5,526                  1,707
                                       ----------              ---------

                                       $   10,553              $   1,908
                                       ==========              =========

     As of September 30, 2000, we believe that we have fully utilized all of our net operating loss carryforwards (NOLs). We had approximately $8.2 million of NOLs at December 31, 1999. In addition, our tax liability at September 30, 2000, has been reduced by a $3.9 million compensation expense deduction related to the exercise of non-qualified stock options.

Earnings Per Share

     The components of basic and diluted net income per common share for the periods ended September 30, 2000 and 1999 are presented in the table below:

                                                 For the Three           For the Nine
                                                 Months Ended            Months Ended
                                               ----------------       ----------------
                                                 2000     1999          2000     1999
                                               -------  -------       -------  -------
(In thousands, except per share data)
Basic earnings per share:
  Income available to common
   stockholders                                $ 8,511  $ 1,772       $17,968  $ 3,113
  Weighted average basic shares
   outstanding                                  12,302   11,535        11,934   11,526
      Basic earnings per share                 $   .69  $   .15       $  1.51  $   .27

Diluted earnings per share:
  Income available to common
   stockholders                                $ 8,511  $ 1,772       $17,968  $ 3,113
  Incremental shares assuming
   the exercise of stock options                   423      654           450      580
  Weighted average diluted shares
   outstanding                                  12,725   12,189        12,384   12,106
      Diluted earnings per share               $   .67  $   .15       $  1.45  $   .26

Cash and Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments earned 6.1 and 3.4 percent rates of interest at September 30, 2000 and December 31, 1999, respectively, with cost approximating market.

Supplemental Disclosure of Cash Flow Information

                                                   For the Nine Months
                                                   Ended September 30,
                                                   -------------------
                                                     2000       1999
                                                   --------   --------
                                                      (In thousands)
Cash paid during the period for:
 Interest (net of amounts capitalized:
  $1,194,000 and $1,008,000, respectively)         $  2,145   $  1,987
 Income taxes (net of refunds received)            $     32   $     (6)


Noncash Transactions

     During the first nine months of 2000, officers and directors of Key exercised 1.1 million non-qualified stock options. In connection with these transactions, we received total proceeds of $4.9 million. Approximately $4.0 million of the proceeds was cash and the balance of the proceeds was noncash. The noncash portion was in the form of mature (held longer than six months) Key common stock, and subsequently added to treasury stock at market value.

Long Term Debt

     In November of 1999, we signed a long-term credit agreement funded by a group of banks led by Banc of America Securities LLC. It replaced our prior credit arrangement with NationsBank of Texas. Our new agreement specifies a maximum loan amount of $150 million. We set our initial borrowing base at $85 million and our outstanding balance was $49.0 million at September 30, 2000. The lenders may periodically re-determine the borrowing base depending upon the value of our oil and gas properties.

     We may voluntarily select a borrowing base, less than the maximum value of our properties would allow, to reduce fees for unused borrowing base capacity.

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

Ratio of Earnings to Fixed Charges

     For the respective nine-month periods ended September 30, 2000 and 1999, our ratio of earnings to fixed charges was 8.59 and 2.35.

Other Events

     On August 29, 2000, we announced our intentions to acquire all of the outstanding common stock of Columbus Energy Corp. in exchange for 1.3 million shares of Key common stock. On September 12, 2000, together with Columbus, we filed an S-4 registration statement with the SEC. The SEC is currently reviewing the filing. Once the SEC has declared the filing effective and Columbus stockholders approve the terms of the transaction, we expect to consummate the acquisition. Please see our S-4 registration statement filed with the SEC on September 12, 2000 and any subsequent amendments, for additional details about the proposed transaction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

     We generated net income of $8.5 million and earnings per diluted share of $.67 per share for the third quarter of 2000. These results are nearly five times the $1.8 million of net income and $.15 per diluted share reported in the third quarter a year ago. Third quarter results derive from revenues of $27.4 and $15.8 million in 2000 and 1999, respectively.

     Based on year-to-date revenues of $68.4 and $37.7 million, net income for the first nine months of 2000 and 1999 was $18.0 and $3.1 million, respectively. This equates to $1.45 and $.26 per diluted share for these same periods.

     Throughout 2000, positive market conditions for oil and gas, along with steady production increases, contributed to growth in our revenue, net income, earnings per share, and cash flow. While the high prices we received for our oil and gas sales this year largely mirror industry trends, our volume growth is attributable to positive results from our drilling program.

Results of Operations

                                   For the Quarter          For the Nine Months
                                 Ended September 30,        Ended September 30,
                                 -------------------        -------------------
                                   2000       1999            2000        1999
                                 --------   --------        --------    -------
Selected Oil and Gas
Operating Statistics
------------------------------

Gas Volume - Mcf per day           39,394     37,201          38,009     37,705
Gas Price - Per Mcf              $   4.14   $   2.52        $   3.34    $  2.08
Oil Volume - Barrels per day        4,242      3,820           4,148      3,665
Oil Price - Per barrel           $  30.55   $  19.65        $  28.34    $ 15.44
Full Cost Amortization Rate          31.9%      51.9%           36.0%      53.2%


     As generally used in the oil and gas business and in this Form 10-Q, the following terms have the following meanings:

Mcf - Thousand cubic feet (of natural gas)
Mcfe - Thousand cubic feet equivalent
MMcfe - Million cubic feet equivalent
BBls - Barrels (of oil)

     In calculating Mcf equivalents, we use a generally recognized standard in which one BBl of oil is equal to six Mcf of gas.

     Our oil and gas sales soared to $27.3 million in the third quarter of 2000, from $15.7 million in the same quarter of 1999. Of the $11.6 million increase: oil sales increased $5.0 million, gas sales increased $6.4 million, and plant products rose $.2 million. During the third quarters, we produced combined oil and gas volumes of 64.8 MMcfe per day in 2000 compared to 60.1 MMcfe per day in 1999.

     On a year-to-date basis, our sales were $68.2 million or 82 percent more than 1999 sales for the same period. Just like the quarterly sales variance, the nine-month increase is spread between oil, gas, and plant product sales, and can be linked to price and volume increases. For the first nine months of 2000, production averaged 62.9 MMcfe per day versus 59.7 MMcfe per day in the first nine months of 1999.

     The following paragraphs are going to quantify the impact of price and volume changes. The biggest factor is the high prices that we realized for both oil and gas in 2000 compared to 1999. We did not have anything to do with driving the prices up, however, we did manage to take full advantage of them while they were being offered. In simplest terms, the premium prices we are receiving are being driven upwards by demand. Basic economics tell us that if there is too much demand and too little supply, the price should go up. This rule seems to be holding true whether the supply shortages are real or just perceived to be so. Economists and market analysts point to price determining factors such as: low inventories, predictions for a winter that is colder than normal, tensions in the Middle East, political strategies to release crude from the Strategic Petroleum Reserve, and many other variations on these themes. We do not have exact explanations for this market phenomenon.

     We have not entered into any derivative contracts or hedges with respect to our production. As a result, the prices we receive reflect the full impact of market forces. Our analysis indicates that the prices we receive tend to follow changes in domestic natural gas prices and worldwide oil prices. A commonly used benchmark for natural gas prices is the price at the Henry Hub as reported by Natural Gas Week. When we track our gas price increases and decreases, there is a direct correlation between our prices and the prices at the Henry Hub. A similar relationship exists for our oil prices. One of the commonly used benchmark prices for oil is West Texas Intermediate (WTI) as reported in the Wall Street Journal. Our oil price tends to move in direct correlation with the WTI price.

     Our gas sales for the third quarter of 2000 jumped to $15.0 million from $8.6 million in 1999, a 74 percent increase. Most of the quarter-over-quarter gain is due to an increase in gas prices. Our average realized gas price was $4.14 per Mcf in 2000 compared to $2.52 per Mcf in 1999. The $1.62 per Mcf increment added approximately $5.9 million to sales. While not as dramatic as the price increases, daily gas output for the third quarter rose six percent to 39,394 Mcf per day in 2000, from 37,201 Mcf per day in 1999, resulting in a $.5 million addition to gas sales. Most of the production increase is from several new wells in Mississippi and Oklahoma.

     Between the first nine months of 2000 and 1999, our gas sales increased by 62 percent to $34.7 million. Gas prices increased to $3.34 per Mcf in 2000 from $2.08 per Mcf in 1999. Favorable pricing in 2000 added more than $13.1 million to sales. Gas production for this timeframe increased to 38,009 from 37,705 Mcf per day in 2000 and 1999, respectively.

     Driven by significantly higher prices in the third quarter of 2000, our oil sales increased by 73 percent between the third quarters of 2000 and 1999.
Sales climbed to $11.9 million in 2000 from $6.9 million in 1999. We realized an average of $30.55 per barrel in 2000, compared to $19.65 per barrel in 1999. The price difference between these two quarters added almost $4.2 million to oil sales. At the same time prices were on the rise, our production increased by 11 percent. We produced an average of 4,242 barrels per day in 2000 compared to 3,820 barrels per day in 1999. The increase in production is responsible for $.8 million of the positive sales variance. A major factor in the production increase is new wells drilled in the Midcontinent region.

     Oil sales for the first nine months of 2000 were more than double oil sales for the same period of 1999. Fuelled by a combination of high prices and new production, sales climbed to $32.2 million in 2000 from $15.4 million in 1999. Our average price for this period increased to $28.34 per barrel in 2000 from $15.44 per barrel in 1999. The price increase positively impacted sales by $14.7 million. At the same time, daily production rose to 4,148 barrels per day in 2000 from 3,665 barrels per day in 1999. The 11 percent production increase resulted in a $2.1 million addition to gas sales. As mentioned above, much of the production increase is from wells drilled in the Midcontinent region and six oil and gas wells drilled in Mississippi and Louisiana.

     Product sales from gas processing plants increased 75 percent between the third quarters of 2000 and 1999, and increased 133 percent between the first nine months of 2000 and 1999. Just like gas and oil, price was also the basis for our improved plant product sales.

     In the first nine months of 2000, our revenues came from the following product mix: 47 percent oil, 51 percent gas and 2 percent plant products. This compares to the following mix for the first nine months of 1999: 41 percent oil, 57 percent gas and 2 percent plant products. If you look at our total production volumes for the first nine months of 2000, 40 percent of our output is oil and 60 percent is gas. Production for the same period of 1999 was 37 percent oil and 63 percent gas.

     Other revenues were approximately $277,000 and $318,000 for the first nine months of 2000 and 1999, respectively. For all periods presented, the primary source of other revenue was income from our two gathering systems in California. Gathering income decreased between 2000 and 1999 as gas production from our northwest Blosser and northwest Malton wells began to decline.

Costs and Expenses

     Depreciation, depletion and amortization (DD&A) expense increased eight percent between the third quarters of 2000 and 1999. Part of this increase can be attributed to the 73 percent increase in oil and gas sales. The increase resulting from higher sales was partially offset by a decrease in the depletion rate. Our depletion rate as a percentage of oil and gas sales decreased to 31.9 percent from 51.9 percent between the third quarters of 2000 and 1999. Similarly, DD&A for the first nine months increased 25 percent between 2000 and 1999, while oil and gas sales for the same period increased by 82 percent. The depletion rate as a percentage of oil and gas sales was 36.0 percent and 53.2 percent for the first nine months of 2000 and 1999, respectively. We use the future gross revenue method and rolling average prices to compute DD&A expense. Higher product prices over the last year, for both oil and gas, are helping to bring the depletion rate down. We also include a small amount of fixed asset depreciation and amortization of financing costs associated with our credit facility in this income statement line.

     In the third quarters, our lease operating expense (LOE) increased by four percent between 2000 and 1999. This is a relatively small increase considering that our production increased by eight percent during this same period. On a unit of production basis, third quarter LOE decreased to $.42 per Mcfe in 2000 from $.44 per Mcfe in 1999. For the nine months, LOE increased 29 percent between 2000 and 1999. Compared on a unit of production basis, year to date expenses increased 22 percent to $.48 per Mcfe. A few of the many things that are pushing LOE upward in 2000 are: 1) production from drilling is growing and we are paying expenses on more wells, 2) commodity prices are very good and it is becoming economical to do more workovers to further increase production, and
3) higher prices are increasing property values and, as a result, ad valorem taxes. During the third quarter of 2000, workover activity slowed down, but our drilling activity accelerated.

     Production taxes for the third quarter and nine months are down by five percent. On a unit basis, both the third quarters of 2000 and 1999 equated to a $.18 per Mcfe.

For the nine-month periods, production tax decreased to $.13 per Mcfe in 2000 from $.15 per Mcfe in 1999. In the fourth quarter of 1999, we realized that we had over estimated production tax expense for the entire year. At that time, we made a downward adjustment reflecting a decrease in our overall production tax rate and a change in our procedure for accruing unpaid production taxes. You are seeing a difference between periods because the first nine months of 2000 are calculated using updated rates and procedures, and production taxes reported for the first nine months of 1999 were overstated.

     General and administrative expense (G&A) increased 25 percent between the third quarters and 19 percent between the first nine months of 2000 and 1999. Most of the G&A variance is due to higher employee compensation and benefit expense. For the quarter and nine-month timeframes, G&A increased to $.13 per Mcfe in 2000 from $.11 per Mcfe in 1999. As prescribed by full cost accounting rules, we capitalize direct overhead related to exploration and development activities.

     Interest expense before capitalization was $3,338,000 and $3,011,000 for the first nine months of 2000 and 1999, respectively. Even though our long-term debt balance is $16.0 million less than it was a year ago and $11.0 million less than it was at yearend 1999, our interest expense is higher due to an increase in interest rates. Our average interest rate was 7.9 percent on September 30, 2000. On the same day a year earlier, our average interest rate was only 6.1 percent. We capitalized interest of $1,194,000 and $1,008,000 in 2000 and 1999, respectively. These capitalized amounts are for borrowings associated with undeveloped leasehold.

     We calculated our provision for income taxes using effective rates of 37 percent and 38 percent for 2000 and 1999, respectively. The effective tax rate for the year 2000 considers the impact of NOLs and deductions related to compensation expense from the exercise of non-qualified stock options.

Cash Flow and Liquidity

     We primarily need cash to fund oil and gas exploration, development, and acquisition activities and to pay existing obligations and trade commitments related to oil and gas operations. Our primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

     We generated cash from operating activities of $48.5 million in the first nine months of 2000. This was a 28.9 million increase, or more than two and one half times, the $19.6 million reported for the same period a year ago. Most of the increase was a consequence of higher oil and gas prices in 2000, and the resulting increases in oil and gas sales and net income.

     In the first nine months of 2000, we made cash expenditures for exploration and development (E&D) of $39.0 million, or 80 percent of cash from operating activities. This was $14.4 million more than the $24.6 million we spent in the first nine months of 1999. Year to date, we participated in drilling 75 wells, with an overall success rate of 81 percent. Twenty-four of the 31 wells drilled during the third quarter were successful. Our drilling efforts remain concentrated in the Mid-Continent and Gulf Coast regions. Of the 33 wells we drilled in the Mid-Continent region thus far in 2000, 27 have been completed or are in the process of being completed. Fifteen successful wells were drilled in the Gulf Coast area, with only two dry holes. Year 2000 E&D projects were funded with cash generated from operating activities.

     Expenditures for E&D in the first nine months of 1999 totaled $24.6 million, or 125 percent of cash generated from operating activities. Projects initiated in the first nine months of 1999 were funded with a combination of cash from operations, long-term debt and property sales proceeds. Through the first nine months of 1999, we had participated in drilling 76 wells, with an overall success rate of 80 percent. Twenty-seven of the 31 wells drilled during the third quarter of 1999 were successful.

     In the first nine months of 1999, we acquired additional interests in producing properties we already operated in the Hardeman Basin of north-central Texas and properties in the Gulf Coast region.

     We received proceeds from various purchasers totaling $.3 million and $1.9 million in 2000 and 1999, respectively, for the sale of miscellaneous producing properties and non-producing acreage.

     Using cash from operating activities and proceeds from the issuance of common stock associated with the exercise of stock options, we paid down $11.0 million of our long-term debt balance in the first nine months of 2000. During the first nine months of 1999 we borrowed $5.0 million to help fund our exploration and development projects. Please refer to the section titled "Long Term Debt" for more information about our long-term credit arrangements.

     We received cash proceeds of $4.0 million from the issuance of common stock in the first nine months of 2000. New shares of Key common stock were issued in connection with the exercise of stock options granted to officers and directors between 1992 and 1994. The options exercised had exercise prices ranging from $2.50 to $12.00 per share.

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

     We believe that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding operations, exploration and development. On September 30, 2000, we had material commitments of approximately $5.4 million. All of the commitments were routine and made in the normal course of our business.

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

Future Trends

     Our primary goal is to profitably increase shareholder value. Just as we have done in the past, we will try to position ourselves to weather all market conditions. Our strategy is to increase our oil and gas reserves and production through our exploration and development efforts and to supplement this growth with an acquisition or merger when we find a target that meets our strict criteria.

     As we get ready to close out the year 2000 and move on to new opportunities in 2001, we need to stop and evaluate the year we have had. We feel it is important to be realistic about the success we have had and make decisions accordingly. We understand that we don't have any control over oil and gas prices, nor do we know what those prices are going to be. However, there are things that we can do to maximize the benefits we receive when prices are good and minimize the effects of lower prices.

     Since the second quarter, we have been planning to devote $55 million to exploration and development projects. It looks as though we are on track to spend at least that much for the year 2000. The $55 million will be a substantial increase over the $32.8 million we spent in 1999 and the $42-48 million we initially budgeted for 2000. If oil and gas prices stay high, our 2001 drilling budget should be at least as high as 2000 actual expenditures. The decision to increase capital expenditures was made in the current price environment and may change. The amount and allocation of our future capital expenditures will always depend on a number of factors, including the impact of oil and gas prices on investment opportunities and available cash flow, the availability of debt and equity capital, and the number and size of attractive acquisition opportunities. We will fund these expenditures with cash provided by operating activities, supplemented, if necessary, by borrowings under our bank line of credit.

     If oil and gas prices remain as strong as they have been in recent months, we will pay down additional debt in the fourth quarter of 2000 and in the year 2001. In fact, since September 30th, we paid down an additional $2 million on our long-term debt with cash generated by operating activities. The current debt balance is $47 million.

     As mentioned in our "Income Tax" disclosure, we believe that we have fully utilized our NOLs as of September 30, 2000. As a result, we expect that we will have to pay taxes for the years 2000 and 2001. The amount of taxes that we have to pay will depend on the level of prices we receive for oil and gas, the amount of intangible drilling costs we incur and many other factors. If payments are required for tax obligations, we expect to fund those payments with cash provided by operating activities.

     At the end of the year 2000 or in the early part of 2001, we expect to complete the acquisition of Columbus Energy Corp. At present, the SEC is reviewing the registration statement we filed in connection with the proposed transaction. Once the SEC declares the registration statement effective, we will seek the approval of Columbus' stockholders. We are making every attempt to close this transaction at the earliest possible date.

     As part of our on-going business strategy, we will continue to evaluate other merger and acquisition opportunities. Acquisition or merger candidates with the economic and strategic attributes needed to facilitate profitable growth will be actively pursued.

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

Interest Rate Risk

     Our reported earnings are impacted by changes in interest rates. Any fluctuation in the rate will directly affect the amount of interest expense we report. At September 30, 2000, we had $49 million of long-term debt outstanding at an average interest rate of 7.9 percent. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin predetermined by our debt agreement. Assuming there is no change in the balance outstanding during 2000, a ten percent change in the average interest rate would impact annual interest expense by approximately $387,000. As the interest rate is variable and is reflective of current market conditions, the carrying value approximates the fair value.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits:

          12.1  Statement RE: Computation of Ratio of Earnings to Fixed Charges.

          27.1 Financial Data Schedule for Commercial and Industrial Companies per Article 5 of Regulation S-X for the quarter ended September 30, 2000.

     (b)  Reports on Form 8-K:

          On November 3, 2000, we filed a report dated November 2, 2000, on Form 8-K. The Form 8-K announced our third quarter earnings.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated November 14, 2000


                              KEY PRODUCTION COMPANY, INC.


                              /s/ Paul Korus
                              ----------------------------
                              Paul Korus
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)