Form 10-K405
period 2000-12-31
KEY PRODUCTION CO INC
filed 2001-04-02
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       OR

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________

                      Commission file number    001-11769
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

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES  X                                  NO _____
         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     Aggregate market value of the voting stock held by non-affiliates of Key
Production Company, Inc. as of March 16, 2001.................... $297,009,432.

     Number of shares of Key Production Company, Inc. common stock outstanding as of March 16, 2001........................................ 13,963,070.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                  DESCRIPTION

Item                                                                       Page
----                                                                       ----
PART I....................................................................     3
     1.   BUSINESS........................................................     3
     2.   PROPERTIES......................................................     7
     3.   LEGAL PROCEEDINGS...............................................    10
     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          EXECUTIVE OFFICERS OF THE REGISTRANT............................    10

PART II...................................................................    12
     5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................    12
     6.   SELECTED FINANCIAL DATA.........................................    12
     7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................    12
     7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.....................................................    17
     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................    19
     9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.............................    40

PART III..................................................................    40
     10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*.............    40
     11.  EXECUTIVE COMPENSATION*.........................................    40
     12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT*.................................................    40

     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    40

PART IV...................................................................    41
     14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K.....................................................    41

     * This information is incorporated herein by reference from the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

    In this report, we use terms to discuss oil and gas producing activities as defined in Rule 4-10(a) of Regulation S-X. We express quantities of natural gas in terms of thousand cubic feet (Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (Bbls), thousands of barrels (MBbls) and millions of barrels (MMBbls). Oil is compared to natural gas in terms of equivalent thousand cubic feet (Mcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Information relating to our working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

                                     PART I

ITEM 1.   BUSINESS

General

     Key Production Company, Inc. is an independent energy company engaged in the exploration, development, acquisition, and production of oil and gas in the continental United States. We conduct exploration and development activities primarily in the Anadarko Basin of Oklahoma, the Mississippi Salt Basin, south Louisiana, and northern California. We also have production operations and exploration acreage in Wyoming and other Rocky Mountain states.

     Key was incorporated in Delaware on June 22, 1988, and our corporate office is in Denver, Colorado. We have regional operations offices in: Tulsa, Oklahoma; New Orleans, Louisiana; and Sacramento, California and district operational offices: in Laredo, Texas; Houston, Texas; and Sidney, Montana. Key's common stock trades on the New York Stock Exchange under the symbol KP. We report all our operations as one business segment.

     As of December 31, 2000, we had estimated proved reserves of approximately
98.2 Bcf of gas and 9.3 MMBbls of oil, or an aggregate of 153.9 Bcfe. Roughly, 64 percent of our proved reserves are gas and 36 percent are oil. More than 99 percent of our proved reserves are classified as proved developed.

     We own approximately 180,000 net acres of developed leases and 134,000 net acres of undeveloped leases, the bulk of which is in Wyoming, Mississippi, Texas, California and Oklahoma. We also own working interests in 2,253 (367 net) oil and gas wells located primarily in those same states.

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

     We believe that maintaining a strong balance sheet is integral to the successful execution of our business strategies because it provides the financial capability to capture attractive investment opportunities and the wherewithal to weather periods of low commodity prices.

Business During 2000

     Fueled by strong commodity prices, revenues rose 77 percent over the previous year to $99.8 million, net income increased 311 percent to $28.0 million, earnings per diluted share increased to $2.23 from $.56, and cash from operating activities of $70.9 million almost doubled the $35.5 million reported in 1999.

     Our average realized oil price climbed to $28.92 in 2000, up 65 percent from the 1999 average of $17.58. The oil price increase added approximately $17.4 million to sales. Gas prices rose to $3.87 per Mcf in 2000, up 77 percent from the $2.19 per Mcf averaged in 1999. The positive change in gas prices added approximately $23.3 million to sales.

     Our oil and gas production volumes increased by three percent. On a combined equivalent basis, we produced 63.0 and 61.2 MMcfe per day in 2000 and 1999, respectively. Oil volumes increased 12 percent to 4,192 Bbls per day and gas volumes decreased two percent to 37.9 MMcf per day in 2000.

     Cash production costs, including lease operating expense, general and administrative expense, and production-related taxes, equated to $.77 per Mcfe in 2000, or 22 percent more than the prior year's corresponding figure of $.63 per Mcfe. Lease operating expenses of $.48 per Mcfe were up 19 percent compared to the $.40 per Mcfe in 1999. Production taxes for 2000 amounted to $.15 per Mcfe versus $.12 in 1999.

     Our year-end 2000 proved oil and gas reserves increased 14 percent to 153.9 Bcfe primarily as a result of oil and gas price increases. We added proved developed reserves of 28.1 Bcfe through extensions and positive revisions and another 14.1 Bcfe through acquisitions. Sixty-four percent of our proved reserves (98.2 Bcf) are gas and 36 percent are oil (9.3 MMBbls). Approximately
99.5 percent of year-end 2000 proved reserves were classified as developed.

     During 2000, we made exploration and development expenditures of $60.5 million and participated in drilling 105 wells, with an overall success rate of 78 percent. We concentrated our drilling efforts in the Mid-Continent region, Mississippi, south Louisiana, and California. We drilled 51 wells in the Mid-Continent region, and completed 41 of them as producers. In our Gulf Coast region, 21 out of 23 wells drilled were successful. Our western region yielded 20 good wells out of 31 attempts. On a net basis, 25.9 of the 40.0 wells we drilled were successful.

     Also in 2000, we incurred $27.6 million for acquisitions. We've included $6.7 million in the costs recorded for acquisitions resulting from the step-up to the book basis of the assets acquired in the tax-free stock-for-stock merger with Columbus Energy Corp. on December 29, 2000.

     At December 31, 2000, our long-term debt was $44.0 million, $16 million less than a year earlier; and our debt as compared to total book capitalization was 24 percent.

Competition

     The oil and gas industry is highly competitive. As a small independent oil and gas company, we find ourselves competing against companies with substantially larger financial, human, and technological resources for a variety of opportunities, including the purchase of proved reserves, exploratory lease acquisitions, and the marketing of our gas and oil.

Natural Gas and Oil Prices

     Our 2000 gas price averaged $3.87 per Mcf, $1.68 higher than the prior year average of $2.19 per Mcf. Our 2000 average oil price was $28.92 per barrel, up $11.34 from the $17.58 per barrel reported in 1999. We did not use futures contracts, derivative instruments, or other hedging arrangements to mitigate the impact of changes in commodity prices. Our business will continue to be affected by changes in domestic and international oil and gas prices. We cannot predict, with any degree of accuracy, the trend in, or level of, future oil and gas prices and their impact on our reported results in future periods.

Reserve Value Ceiling Test

     We review the carrying value of our oil and gas properties on a quarterly basis as prescribed by the accounting rules of the Securities and Exchange Commission. Under full cost accounting rules, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax revenues. Applying this rule requires pricing of future revenues at the unescalated prices in effect at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices declined for only a short period of time. If a write-down were required, the charge to earnings would not impact cash flow from operating activities. Key has never taken a full cost ceiling write-down.

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

Environmental

     We are subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability for the cost of pollution clean-up resulting from operations, subject us to liability for pollution damages, and restrict injection of liquids into subsurface aquifers that may contaminate groundwater.

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

     We are not aware of any environmental claims existing as of December 31, 2000, which would have a material impact upon our financial condition or results of operations. We do not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have such an impact.

Employees

     On December 31, 2000, Key had 70 employees.

Offices

     Our principal executive office is located at 707 Seventeenth Street, Suite 3300, Denver, Colorado 80202-3404.

Glossary


     Mcf - Thousand cubic feet (of natural gas)
     MMcf - Million cubic feet
     Bcf - Billion cubic feet
     Mcfe - Thousand cubic feet equivalent
     Mmcfe - Million cubic feet equivalent
     Bcfe - Billion cubic feet equivalent
     Bbls - Barrels (of oil)
     MMBbls - Million barrels
     Net Acres - Gross acreage multiplied by working interest percentage Net Production - Gross production multiplied by net revenue interest

     One barrel of oil is the energy equivalent of six Mcf of natural gas.

ITEM 2.   PROPERTIES

       We have implemented a decentralized approach to our exploration and development program, and to the management of our producing oil and gas properties. The following are the areas of geographic responsibility that we are involved in:

Mid-Continent

       Our Mid-Continent region consists of properties principally located in the Anadarko Basin of western Oklahoma, the Hardeman Basin of north Texas, and a new area acquired in the Key/Columbus merger in south Texas. Managed out of Tulsa, Oklahoma, the Mid-Continent region is our largest source of proved reserves and production, as well as a significant part of our drilling program. Year-end 2000 proved reserves attributable to this region were 77.6 Bcfe, or 50 percent of the company's total proved reserves. Average daily volumes during 2000 approximated 18.5 MMcf of gas and 2,000 barrels of oil.

Gulf Coast

       Our New Orleans-based Gulf Coast region encompasses the Mississippi Salt Basin, selected areas of south Louisiana, and coastal Texas. At year-end 2000, the Gulf Coast had proved reserves of 35 Bcfe, or 23 percent of our total proved reserves. Daily production during 2000 averaged 7.8 MMcf of gas and 1,200 barrels of oil.

Western

Formerly known as our California and Rocky Mountain regions, this recently combined region directs production, exploration and development activities from our office in Denver, Colorado. Western's primary focus is on the Sacramento Basin in California and the Powder River, Wind River and Big Horn Basins of Wyoming. Year-end 2000 proved reserves in this region were 41.3 Bcfe and average daily production was approximately 12 MMcf of gas and 900 barrels of oil.


Proved Reserves

                                              Gas        Oil     Equivalent
Region                                       (MMcf)    (MBbls)     (MMcfe)
------                                       ------    -------     -------
Mid-Continent.............................   59,052     3,095       77,622
Gulf Coast................................   20,431     2,425       34,981
Western...................................   18,731     3,756       41,267
                                             ------     -----      -------
Total.....................................   98,214     9,276      153,870
                                             ======     =====      =======
Proved developed..........................   97,564     9,268      153,172
                                             ======     =====      =======

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

Acreage

     The undeveloped and developed acreage held by Key as of December 31, 2000, is set forth below:

                                                                 Undeveloped Acreage                 Developed Acreage
                                                                 -------------------                 -----------------
                                                            Gross Acres      Net Acres          Gross Acres     Net Acres
                                                            --------------------------          -----------     ---------
Mid-Continent
     Kansas                                                          -              -                 8,897          7,468
     Oklahoma                                                   24,658         10,852               145,801         28,641
     Texas                                                       8,762          5,689                31,315         12,252
                                                            ----------     ----------           -----------     ----------
                                                                33,420         16,541               186,013         48,361
                                                            ----------     ----------           -----------     ----------
 Gulf Coast
     Arkansas                                                        -              -                 1,596            238
     Louisiana                                                  17,757          3,935                54,370          6,447
     Mississippi                                                35,556         17,778                45,390          8,656
     Texas                                                       1,266            146               126,625         23,104
                                                            ----------     ----------           -----------     ----------
                                                                54,579         21,859               227,981         38,445
                                                            ----------     ----------           -----------     ----------

Western
     California                                                 43,368         28,585                 8,720          8,034
     Colorado                                                      619            310                10,472          2,140
     Montana                                                     1,897          1,706                28,445         11,814
     New Mexico                                                    840          1,470                22,843          4,317
     North Dakota                                                    -              -                36,588          3,356
     Utah                                                       14,993         12,256                 9,172          2,261
     Wyoming                                                    90,842         51,354               205,668         60,058
     Other                                                           -              -                14,274          1,132
                                                            ----------     ----------           -----------     ----------
                                                               152,559         95,681               336,182         93,112
                                                            ----------     ----------           -----------     ----------

TOTAL COMPANY                                                  240,558        134,081               750,176        179,918
                                                            ==========     ==========           ===========     ---=======

Productive Wells

     We have working interests in the following productive gas and oil wells as of December 31, 2000

                                         Gas                     Oil
                                         ---                     ---
                                   Gross       Net         Gross       Net
                                   -----       ---         -----       ---

Mid-Continent                        818      137.5          193       71.9
Gulf Coast                           177       27.2          203       33.5
Western                              161       31.8          701       65.1
                                  ------    -------      -------    -------
                                   1,156      196.5        1,097      170.5
                                  ======    =======      =======    =======

     In addition, we have royalty or overriding royalty interests in approximately 112 properties in the Mid-Continent region, 65 properties in the Gulf Coast region, and 1,865 properties in the Western region.

Gross Wells Drilled

     Key participated in the following number of wells drilled during 2000, 1999, and 1998:

                                       Exploratory                               Developmental
                               ----------------------------             ------------------------------
                               Productive     Dry     Total             Productive       Dry     Total
                               ----------     ---     -----             ----------       ---     -----
     2000
     ----
Mid-Continent                           3       5         8                     38         5        43
Gulf Coast                              8       2        10                     13         -        13
Western                                 2      10        12                     18         1        19
                               ---------- ------- ---------             ----------   ------- ---------
                                       13      17        30                     69         6        75
                               ========== ======= =========             ==========  ======== =========

     1999
     ----
Mid-Continent                           4       5         9                     35         6        41
Gulf Coast                              4       3         7                     11         1        12
Western                                 8       9        17                     15         3        18
                               ---------- ------- ---------             ---------- --------- ---------
                                       16      17        33                     61        10        71
                               ========== ======= =========             ========== =========  ========

     1998
     ----
Mid-Continent                           1       6         7                     30         4        34
Gulf Coast                              2       1         3                      6         1         7
Western                                 7       9        16                     15         -        15
                               ---------- ------- ---------             ---------- --------- ---------
                                       10      16        26                     51         5        56
                               ========== ======= =========             ========== =========  ========

    We were in the process of drilling, 13 gross (6.0 net) wells at December 31, 2000.

Net Wells Drilled

     The number of net wells Key drilled during each of the last three years is shown below:

                                         Exploratory                               Developmental
                                 ------------------------------          -----------------------------
                                 Productive     Dry       Total          Productive      Dry     Total
                                 -----------    ---       -----          ----------     ----     -----
     2000                             5.9       12.2      18.1               20.0       1.9       21.9
     1999                            10.2       12.1      22.3               13.6       2.4       16.0
     1998                             5.7       10.6      16.3               10.1       1.7       11.8

Production and Pricing Information

     The following table describes, for each of the last three fiscal years, our oil and gas production and pricing data.


                                                                                                                   Average
                                                                                              Average Sales Price Production
                                                                   Oil          Gas           -------------------    Cost
Year Ended December 31                                            MBbls         MMcf          Per Bbl   Per Mcf    Per Mcfe
----------------------                                            -----         ----          -------   -------    --------
2000.....................................................         1,534        13,855         $ 28.92   $  3.87     $   .63
1999.....................................................         1,375        14,070         $ 17.58   $  2.19     $   .52
1998.....................................................           965        12,600         $ 11.78   $  2.00     $   .61

Reserve Information

     Key's estimated proved oil and gas reserves, as of December 31, 2000, 1999 and 1998, and the standardized measure of discounted future net cash flows attributable thereto at December 31, 2000, 1999 and 1998, are included in Supplemental Oil and Gas Disclosures to Financial Statements appearing in this Form 10-K. Supplemental Oil and Gas Disclosures also include Key's net revenues from production (including royalty and working interest production) of oil and natural gas for each year in the three year period ended December 31, 2000.

                              TOTAL PROVED RESERVES        PROVED DEVELOPED RESERVES
                              ---------------------        -------------------------
                           Gas       Oil     Equivalent    Gas      Oil      Equivalent
      December 31,       (MMcf)     (MBbls)     Mmcfe     (MMcf)   (MBbls)     MMcfe
      ------------        ----       -----      -----      ----     -----      -----
2000...................  98,214        9,276   153,870    97,564    9,268     153,172
1999...................  79,351        9,220   134,671    77,048    8,916     130,544
1998...................  82,956        7,022   125,088    82,337    7,012     124,409

     Future reserve values are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalations.

                                           Present Value of Estimated      Present Value of Estimated
                                          Future Net Cash Flows Before    Future Net Cash Flows After        Year-end Price
                                                   Income Tax                     Income Tax              Used in Calculation of
                                          (Discounted at 10 Percent)      (Discounted at 10 Percent)     Future Net Cash Flows
                                          --------------------------      -------------------------      ---------------------
     Year Ended December 31,                        Proved                         Proved                    Gas         Oil
     ----------------------                         ------                         ------                    ---         ---
     (In thousands, except prices)
2000................................               $638,439                        $454,931                $10.45       $24.17
1999................................               $185,204                        $146,975                $ 2.16       $23.68
1998................................               $118,419                        $104,222                $ 2.01       $ 9.75

     No major discovery or other favorable or adverse event is believed to have occurred since December 31, 2000, which would cause significant change in the estimated proved reserves reported herein. The above estimates are based on year-end pricing in accordance with Securities and Exchange Commission (SEC) guidelines and do not reflect current prices. Since December 31, 2000, no oil or gas reserve information has been filed with, or included in any report to, any federal authority or agency other than the SEC and/or the Energy Information Administration.

     Subsequent to December 31, 2000, the price of natural gas decreased significantly. During March 2001, we received an average natural gas price of approximately $4.98 per Mcf. Had the lower prices been used, our standardized measure of discounted net cash flows relating to proved oil and gas reserves at December 31, 2000, would have been significantly reduced.

ITEM 3.   LEGAL PROCEEDINGS

     We are not subject to any pending litigation that, in the opinion of our management, will materially affect the financial position or results of operations of Key.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     F.H. MERELLI, 65, has been with Key since September 9, 1992. He has been chairman of the board of directors and chief executive officer since September 1999. From September 1992 to September 1999, he also held the office of president. From July 1991 to September 1992, Mr. Merelli was engaged as a private consultant in the oil and gas industry. Mr. Merelli was president and chief operating officer of Apache Corporation, and president, chief operating officer and a director of Key from June 1988 to July 1991, at which time he resigned from those positions in both companies. He was president of Terra Resources, Inc. from 1979 to 1988. Mr. Merelli has been a director of Apache Corporation since July 1997.

     MONROE W. ROBERTSON, 51, has been with Key since September 1992. Mr. Robertson was appointed president and chief operating officer in September 1999. He served as senior vice president and corporate secretary from February 1994 to September 1999. From September 1992 to February 1994, he served as vice president and corporate secretary. From August 1988 to July 1992, he was employed by Apache Corporation in various capacities, the most recent of which was director of operational planning. From 1986 to 1988, Mr. Robertson was director of corporate planning for Terra Resources, Inc. From 1973 to 1986, Mr. Robertson was employed by Gulf Oil Corporation in various engineering and management positions.

     STEPHEN P. BELL, 46, has been with Key since February 1994. In September 1999, he was appointed senior vice president-business development and land. From February 1994 to September 1999, he served as vice president-land. From March 1991 to February 1994, he was president of Concord Reserve, Inc., a privately-held independent oil and gas company. He was employed by Pacific Enterprises Oil Company (formerly Terra Resources, Inc.) as mid-continent regional manager from February 1990 to February 1991 and as land manager from August 1985 to January 1990.

     JOSEPH P. ALBI, 42, has been with Key since June 1994. In September 1999, he was appointed vice president-engineering. He served as manager of engineering from June 1994 to September 1999. He was executive vice president of Black Dome Energy Corporation from 1991 to 1994. Prior to that, Mr. Albi held various engineering positions with Apache Corporation and Nicor Oil and Gas Corporation.

     THOMAS E. JORDEN, 43, has been with Key since November 1993. In September 1999, he was appointed vice president-exploration. He served as chief geophysicist for Key from November 1993 to September 1999. Prior to joining Key, Mr. Jorden was with Union Pacific Resources in Fort Worth, Texas.

     PAUL KORUS, 44, joined Key in September 1999, as its vice president and chief financial officer. He was an equity research analyst with Petrie Parkman & Co., an investment banking firm, from June 1995 to September 1999. Prior to that, Mr. Korus was director of investor relations for Apache Corporation.

     BARBARA L. SCHALLER, 46, joined Key in March 1993. She was appointed general counsel and corporate secretary in September 1999. From March 1993 to September 1999, she served as corporate counsel and assistant secretary. Ms. Schaller has been practicing law since 1982 and is a member of the Denver, Colorado and American Bar Associations.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Key's common stock, par value $.25 per share, trades on the New York Stock Exchange under the symbol KP. No dividends were paid in 2000 or in 1999. The table below shows the market price of the common stock for 2000 and 1999:


                                         MARKET PRICE
                                         ------------
                                 2000                1999
                            -------------        ------------
                            High      Low        High     Low
                            ----      ---        ----     ---
First Quarter             $13.938   $ 6.938    $ 7.750   $5.250
Second Quarter            $20.938   $11.625    $10.063   $7.125
Third Quarter             $24.813   $13.250    $11.000   $9.063
Fourth Quarter            $33.750   $20.500    $ 9.688   $6.750

     The closing price of Key's common stock as reported on the New York Stock Exchange for March 16, 2001, was $21.85. At December 31, 2000, the Company's 13,920,637 shares of common stock outstanding were held by approximately 5,100 stockholders of record and approximately 7,500 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for each of the years in the five-year period ended December 31, 2000, which information has been derived from the Company's audited financial statements. This information should be read in connection with and is qualified in its entirety by the more detailed information and consolidated financial statements under Item 8 below.

                                                             For the Year Ended December 31,
                                                             -------------------------------
                                                  2000        1999        1998        1997       1996
                                                  ----        ----        ----        ----       ----
                                                       (In thousands, except per share data)
     Revenues...............................  $ 99,820    $ 56,258    $ 37,783    $ 42,151    $37,886
     Net income.............................    27,995       6,804       4,595       9,696      7,980
        Basic earnings per share............      2.32         .59         .40         .84        .73
        Diluted earnings per share..........      2.23         .56         .38         .80        .69
     Oil and gas expenditures...............    88,118      34,456      55,429      44,625     43,476
     Total assets...........................   244,154     176,857     166,295     130,647     95,940
     Long-term debt.........................    44,000      60,000      60,000      35,000     22,500
     Stockholders' equity...................   138,087      76,873      69,681      64,911     55,269

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results

     We generated net income of $28.0 million, or $2.23 per diluted share. Our 2000 net income was approximately four times the $6.8 million and $.56 per diluted share reported in 1999, and around six times the $4.6 million and $.38 per diluted shares reported in 1998. The upward trend in net income resulted from revenues of $99.8, $56.3, and $37.8 million in 2000, 1999 and 1998, respectively.

     Throughout 2000, positive market conditions for oil and gas, along with production growth, contributed to record revenues, net income, earnings per share and cash flow. Similar to other companies in our industry, the prices we receive for oil and gas sales are market driven. However, our production growth is the result of a successful drilling program.

Results of Operations

     Our oil and gas sales rose 78 percent to $99.4 million in 2000, from $55.8 million in 1999. The $43.6 million increase in sales included an increase in oil sales of $20.2 million, an increase in gas sales of $22.9 million and an increase in plant products of $.5 million. We produced combined oil and gas volumes of 63.0 MMcfe per day in 2000 compared to 61.2 MMcfe in 1999, an increase of three percent.

     Between 1999 and 1998, our oil and gas sales climbed 49 percent to $55.8 million. Oil sales generated $12.8 million of the 1999 sales increase and $5.6 million is from gas sales. Combined oil and gas production increased to 61.1 MMcfe per day in 1999, up 21 percent from the 50.4 MMcfe per day produced during the prior year.

     The 78 percent overall increase in 2000 revenues was mostly fueled by higher oil and gas prices. The rise in gas prices was in response to a tighter balance between supply and demand in North America. Market analysts and economists point to many factors that influence energy prices including: weather, economics, growth, geopolitical events, Organization of Petroleum Exporting Countries policies, electricity demand and others.

     The rise in prices had a significant positive effect on our financial results. We have not entered into any derivative contracts or hedges with respect to our production. As a result, the prices we receive reflect the full impact of market forces. Our analysis indicates that the prices we receive tend to follow changes in domestic natural gas prices and worldwide oil prices. A commonly used benchmark for natural gas prices is the price at the Henry Hub as reported by Natural Gas Week. When we track our gas price increases and decreases, there is a direct correlation between our prices and the prices at the Henry Hub. A similar relationship exists for our oil prices. One of the commonly used benchmark prices for oil is West Texas Intermediate (WTI) as reported in the Wall Street Journal. Our oil price tends to move in direct correlation with the WTI price.

     Gas sales for 2000 increased to $53.7 million from $30.8 million, a 74 percent increase, due primarily to an increase in gas prices. Our average realized gas price was $3.87 per Mcf in 2000 compared to $2.19 per Mcf in 1999. The $1.68 per Mcf increment added approximately $23.3 million to sales. During 2000, gas production declined to 37,855 Mcf per day from 38,549 per day in 1999. The two percent decrease to gas volumes reduced sales by $.5 million. Through the first nine months of 2000, we had higher volumes than the prior year due to production from new wells in Oklahoma and Mississippi, partially offset by natural reservoir declines in the Sacramento Basin of California. However, in the fourth quarter of 2000, our volumes were also negatively impacted by inclement weather in the Mid-Continent region and continuing declines in California.

     Between 1999 and 1998, gas sales increased to $30.8 million from $25.2 million. Production and price both contributed to the 22 percent increase. Average daily production rose to 38,549 Mcf per day in 1999 from 34,520 Mcf per day in 1998. The 12 percent volume increase added approximately $2.9 million to gas sales. Production increases in 1999 were primarily from new wells drilled in western Oklahoma, the Sacramento Basin of California and the Mississippi Salt Basin. Our average gas price increased to $2.19 per Mcf in 1999 from $2.00 per Mcf in 1998. Favorable pricing added about $2.7 million to 1999 sales.

     Driven by significantly higher prices, our oil sales increased by 84 percent between 2000 and 1999. Sales climbed $44.4 million in 2000 from $24.2 million in 1999. We realized an average of $28.92 per barrel in 2000, compared to $17.58 per barrel in 1999. The price difference between the two years accounted for approximately $17.4 million of the increase in oil sales. At the same time prices were on the rise, our production increased by 12 percent. We produced an average of 4,192 barrels per day in 2000 compared to 3,767 barrels per day in 1999. The increase in production accounted for approximately $2.8 million of the positive sales variance. A major factor in the production increase is new wells drilled in the Mid-continent region.

     Oil sales more than doubled between 1999 and 1998. A 49 percent increase in our average selling price and a 43 percent increase in volume advanced 1999 sales to $24.2 million. This compares to $11.4 million reported in 1998. Our average oil price rose to

$17.58 per barrel in 1999, up from $11.78 per barrel in 1998. The increase in price added almost $8.0 million in revenues. Our production jumped to 3,767 barrels per day in 1999 versus 2,643 barrels in 1998. This added $4.8 million to oil sales. The positive production variance is primarily from the acquisition of oil properties at year-end 1998.

     Product sales from gas processing plants increased 58 percent between 2000 and 1999, and increased two percent between 1999 and 1998. Price was the basis for our improved plant product sales.

     Our oil and gas revenues are derived from the following product mix in 2000: 45 percent oil, 54 percent gas and 1 percent plant products. This compares to the following mix for 1999: 43 percent oil, 55 percent gas and 2 percent plant products. If you look at our total production volumes for 2000, 40 percent of our output is oil and 60 percent is gas. Production for 1999 was 37 percent oil and 63 percent gas.

     Other revenues were approximately $452,000, $460,000 and $370,000 in 2000, 1999 and 1998, respectively. For all three years, the most significant component of other revenue is income from our two gathering systems in California. The remaining other revenue, for all periods presented, includes proceeds from gas contract settlements and other miscellaneous items.

Costs and Expenses

     Depreciation, depletion and amortization (DD&A) expense increased nearly 23 percent between 2000 and 1999. Part of the increase can be attributed to the 78 percent increase in oil and gas sales. The increase resulting from higher sales was partially offset by a decrease in the depletion rate. Our depletion rate as a percentage of oil and gas sales decreased to 34.6 percent from 50.6 percent in 1999. We use the future gross revenue method and rolling average prices to compute DD&A expense. Higher product prices over the last year, for both oil and gas, are helping to lower the depletion rate. DD&A also includes depreciation of fixed assets and amortization of financing costs associated with our credit facility.

     Between 1999 and 1998, DD&A expense increased by 76 percent. Part of this increase is from the 49 percent increase in oil and gas sales. The other determining factor was the increase in the depletion rate. The depletion rate as a percentage of oil and gas sales increased to 50.6 percent in 1999 from 42.3 percent in 1998. When the rolling average price is lower than the price we are currently receiving for our oil and gas production, the increase in DD&A expense is greater than the increase in revenue for the period. This was the case between 1999 and 1998. Conversely, as occurred between 2000 and 1999, an average price that is higher than the price we receive for oil and gas production resulted in an increase in DD&A expense that was less than the increase in revenue for the period.

     Lease operating expense (LOE) increased 23 percent between 2000 and 1999. Compared on a unit of production basis, expenses increased to $.48 per Mcfe in 2000 from $.40 per Mcfe in 1999. In calculating Mcf equivalents, we use a generally recognized standard in which one BBl of oil is equal to six Mcf of gas. Some of the items impacting LOE are: 1) production from drilling is growing and we are paying expenses on more wells, 2) commodity prices are high and it is becoming economical to do more workovers to further enhance production, 3) higher prices are increasing property values and, as a result, ad valorem taxes, and 4) there are upward cost pressures resulting from heightened competition.

     Lease operating expense increased less than one percent between 1999 and 1998. The increase was especially small considering oil and gas revenues increased by 49 percent and production increased by 21 percent during the same period. On a unit of production basis, LOE decreased to $.40 per Mcfe in 1999 from $.48 per Mcfe in 1998.

     Production taxes increased to $3.5 million in 2000 from $2.6 million in 1999 and $2.4 million in 1998. The tax for 2000 is a little over 3.3 percent of oil and gas sales, or $.15 per Mcfe. This compares to 4.7 percent and $.12 per Mcfe, and 6.4 percent and $.13 per Mcfe in 1999 and 1998, respectively. The fluctuations are based on several variables: 1) the proportion of sales and/or production from each of the states we do business in is constantly changing, 2) commodity prices have increased significantly over the last three years affecting value-based taxes, 3) production/severance taxes can be based on sales value, volume of production or a combination of both, and 4) some states like California, have no production or severance taxes.

     General and administrative expense (G&A) increased to $3.3 million in 2000 from $2.6 million in 1999. On a unit basis, G&A increased to $.14 per Mcfe in 2000 from $.11 per Mcfe in 1999. Most of the variance is due to higher employee compensation and benefit expense and miscellaneous costs related to our acquisition of Columbus. During the fourth quarter of 2000, we began to hire additional staff and make preparations for the Columbus acquisition. While these expenses were related to the acquisition, they were not direct costs and therefore were not capitalized.

     G&A expense increased to $2.6 million in 1999 from $1.7 million in 1998. With a 21 percent increase in production, this translates to $.11 and $.09 per Mcfe in 1999 and 1998, respectively. As prescribed by full cost accounting rules, we capitalize direct overhead related to exploration and development activities.

     Interest expense before capitalization was $4.3, $4.1 and $2.8 million for the years 2000, 1999 and 1998, respectively. We capitalized interest of $1.7, $1.4 and $1.5 million for those same periods. These capitalized amounts are for borrowings associated with undeveloped leasehold. Even though our long-term debt balance decreased $16 million between December 31, 2000 and December 31, 1999, our interest expense is higher in 2000 due to an increase in interest rates and most of the debt was paid down in the second half of 2000. At December 31, 2000 our average interest rate was 7.65 percent. A year ago, the average interest rate was 7.45 percent. While we finished 1999 and 1998 with the same debt balance, interest expense for 1999 is higher than 1998 because we started 1998 with a debt balance of $35 million and increased it during the year.

Cash Flow and Liquidity

     We primarily need cash to fund oil and gas exploration, development, and acquisition activities and to pay existing obligations and trade commitments related to oil and gas operations. Our primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

     We generated cash from operating activities of $70.9 million in 2000. This is nearly double the $35.5 million reported for 1999, and more than two and one half times the $26.6 million reported in 1998. Most of the 2000 increase was a consequence of higher oil and gas prices in 2000, and the resulting increases in oil and gas sales and net income.

     Cash expenditures for exploration and development (E&D) in 2000 totaled $58.2 million, or 82 percent of cash from operating activities. We participated in drilling 105 gross wells, with an overall success rate of 78 percent. On a net basis, 25.9 of the 40.0 wells drilled were successful. We concentrated our drilling efforts in the Mid-Continent region, principally the Anadarko Basin, and the Mississippi Salt Basin. Year 2000 E&D projects were funded with cash generated from operating activities.

     Our 2000 E&D expenditures were $25.4 million more than the $32.8 million spent in 1999, and $18.4 million more than the $39.8 million spent in 1998. We drilled 104 gross wells (38.3 net) in 1999 and 82 gross wells (28.1 net) in 1998. While we did not significantly increase the gross number of wells we drilled, we took a larger interest in the drilling projects we selected.

     In 1999, we acquired additional interests in producing properties we already operated in the Hardeman Basin and properties in the Gulf Coast region. The 1999 transactions were funded with cash from operating activities. Late in 1998, we purchased additional interests in producing properties in the Hardeman Basin for $10.5 million. At this point, we already held an interest in these properties since the second quarter of 1997 and were operator of the wells. We obtained funds from our credit facility to complete the 1998 acquisition.

     As discussed in Note 1, we completed a merger with Columbus Energy Corp. during December 2000. In this transaction, Columbus became a wholly-owned subsidiary of Key. Our consolidated balance sheet includes the assets and liabilities, as well as the adjustments required to record the acquisition in accordance with purchase accounting. At the closing date, Columbus had $1,058,000 in cash and cash equivalents. During the months leading up to the merger, we incurred approximately $250,000 of costs directly related to the transaction.

     We received proceeds totaling $.3 million, $2.1 million $3.4 million in 2000, 1999 and 1998, respectively, for the sale of miscellaneous producing properties and non-producing acreage.

     Using cash from operating activities and proceeds from the issuance of common stock associated with the exercise of stock options, we paid down $18.2 million of our long-term debt balance in 2000. Although not reflected in our statement of cash flows, we assumed $2.2 million of long-term debt in our merger with Columbus. The $2.2 million of Columbus debt is included in the $18.2 million we paid. We started and finished 1999 with a long-term debt balance of $60.0 million. During 1999, proceeds from borrowings were used to finance exploration and drilling activities. These borrowings were subsequently repaid with cash from operating activities. We borrowed $25.0 million in 1998 to fund various acquisition, exploration and development projects.

     We received cash proceeds of $5.5 million from the issuance of common stock in 2000. Shares of Key common stock were issued in connection with the exercise of stock options granted to officers and directors between 1992 and 1999. The options exercised had exercise prices ranging from $2.50 to $12.00 per share.

     Our chief executive officer (Mr. Merelli) exercised options to purchase 500,000 shares of common stock. The options were granted in 1992 in connection with his employment contract. These options had an exercise price of $3.00. We received proceeds valued at $1.5 million from Mr. Merelli for the exercise price of the options. The proceeds were a combination of cash and 70,000 shares of Key common stock valued at the then market price. We issued 370,000 shares of stock to him after withholding 130,000 shares to cover his tax withholding liability.

     We believe that cash on hand, net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities. At December 31, 2000, we had material commitments of approximately $3.2 million. All of the commitments were routine and were made in the normal course of our business.

Future Trends

     Our primary goals are to increase shareholder value and grow the company profitably. Just as we have done in the past, we will try to position ourselves to weather all market conditions. Our strategy is to increase our oil and gas reserves and production through our exploration and development efforts and to supplement this growth with acquisitions or mergers that meet our economic criteria.

     In the current price environment, we anticipate exploration and development expenditures of $65 to $70 million in 2001. The amount and allocation of our future capital expenditures will depend on a number of factors, including the impact of oil and gas prices on investment opportunities and available cash flow, the availability of debt and equity capital, the rate at which we can evaluate potential drilling projects, and the number and size of attractive acquisition opportunities. We plan to fund these expenditures with cash provided by operating activities, supplemented, if necessary, by borrowings under our bank line of credit.

     Our exploration and development efforts are off to a fast start. At the close of 2000, we were in the process of drilling 13 wells. As of March 11, 2001, we had participated in the spudding of 18 additional wells. We plan to concentrate our drilling efforts in the following areas: the Anadarko Basin of western Oklahoma, the Mississippi Salt Basin, south Louisiana, south Texas, and the Sacramento Basin of northern California. We will also be drilling in a new area in Wyoming. Since the formula has worked for us in the past, we will continue to drill a mixture of low, moderate, and high-risk wells.

     Even though exploration and development activities are at an all-time high for this time of year, we expect to continue paying down our long-term debt using cash from operating activities. As of mid-March 2001, we have paid $12.0 million reducing our outstanding debt balance to $32 million.

     We plan to further evaluate the properties we acquired in our 2000 acquisition of Columbus, and assimilate those properties into our operations and plans for the future.

     Throughout the year, we plan to be actively looking for other merger and acquisition opportunities. We also plan to pursue merger candidates with the economic and strategic attributes needed to facilitate our profitable growth.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Fluctuations

     Our results of operations are highly dependent upon the prices we receive for natural gas and crude oil production, and those prices are constantly changing in response to market forces. Nearly all of our revenue is from the sale of gas and oil, so these fluctuations, positive and negative, can have a significant impact.

     If we wanted to manage the risk of commodity price fluctuations on our business, we could enter into hedging arrangements including commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil. To date, we have not used any of these financial instruments to manage our commodity price risk.

Interest Rate Risk

     Our reported earnings are impacted by changes in interest rates. Any fluctuation in interest rates will directly affect the amount of our interest expense. At December 31, 2001, we had $44 million of long-term debt outstanding at an average interest rate of 7.65 percent. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin set out in our debt agreement. Assuming there is no change in the balance outstanding during 2000, a ten percent change in the average interest rate would impact annual interest expense by approximately $337,000. As the interest rate is variable and is reflective of current market conditions, the carrying value of our long-term debt approximates its fair value.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See following Index.

                          KEY PRODUCTION COMPANY, INC.

            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                            Page
                                                                            ----
Report of Independent Auditors for the year ended December 31, 2000.......    20
Report of Independent Auditors for the two years ended December 31, 1999..    21
Consolidated statements of income for the years ended
     December 31, 2000, 1999 and 1998.....................................    22
Consolidated statements of cash flows for the years ended
     December 31, 2000, 1999 and 1998.....................................    23
Consolidated balance sheets as of December 31, 2000 and 1999..............    24
Consolidated statements of stockholders' equity for the
     years ended December 31, 2000, 1999 and 1998.........................    25
Summary of significant accounting policies................................    26
Notes to consolidated financial statements................................    29
Supplemental oil and gas disclosures......................................    37
Supplemental quarterly financial data.....................................    40

     All other supplemental information and schedules have been omitted because they are not applicable or the information required is shown in the consolidated financial statements or related notes thereto.

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Key Production Company, Inc.:

     We have audited the accompanying consolidated balance sheet of Key Production Company Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Production Company, Inc. and subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                      KPMG LLP

Denver, Colorado
February 27, 2001

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Key Production Company, Inc.:

     We have audited the accompanying consolidated balance sheet of Key Production Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Production Company, Inc. and subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP


Denver, Colorado,
  February 24, 2000

                         KEY PRODUCTION COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        For the Year Ended December 31,
                                                        -------------------------------
                                                          2000       1999        1998
                                                          ----       ----        ----
                                                     (In thousands, except per share data)
Revenues:
     Natural gas production....................        $53,656     $30,779     $25,217
     Oil production............................         44,379      24,177      11,368
     Plant production..........................          1,333         842         828
     Other.....................................            452         460         370
                                                       -------     -------     -------
                                                        99,820      56,258      37,783
                                                       -------     -------     -------

Expenses:
     Depreciation, depletion and amortization..         35,204      28,672      16,255
     Lease operating...........................         10,965       8,951       8,874
     Production taxes..........................          3,526       2,623       2,409
     General and administrative................          3,324       2,550       1,697
     Financing costs:
       Interest expense........................          4,311       4,081       2,752
       Capitalized interest....................         (1,712)     (1,397)     (1,456)
       Interest income.........................           (234)       (197)       (160)
                                                       -------     -------     -------
                                                        55,384      45,283      30,371
                                                       -------     -------     -------

Income Before Income Taxes.....................         44,436      10,975       7,412

Provision for income taxes.....................         16,441       4,171       2,817
                                                       -------     -------     -------

Net Income.....................................        $27,995     $ 6,804     $ 4,595
                                                       =======     =======     =======

Basic earnings per share.......................        $  2.32     $   .59     $   .40
                                                       =======     =======     =======

Diluted earnings per share.....................        $  2.23     $   .56     $   .38
                                                       =======     =======     =======

Weighted average common shares outstanding.....         12,075      11,537      11,509
                                                       =======     =======     =======

Weighted average diluted shares outstanding....         12,537      12,111      12,140
                                                       =======     =======     =======


          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                          KEY PRODUCTION COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For the Year Ended December 31,
                                              -------------------------------
                                                 2000        1999      1998
                                                 ----        ----      ----
                                                       (In thousands)
Cash Flows from Operating Activities:
  Net income.................................  $ 27,995   $  6,804   $  4,595
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation, depletion and
        amortization.........................    35,204     28,672     16,255
      Common stock issued as
        compensation.........................       181        236        170
     Deferred income taxes...................     9,881      3,732      2,420
     Income tax benefit related to
        stock options exercised..............     4,783          -          -
  Changes in operating assets and
    liabilities:
     (Increase) decrease in receivables......    (8,900)    (4,228)     2,276
     Increase in prepaid expenses
        and other............................      (295)      (654)      (189)
     Increase in accounts payable and
        accrued expenses.....................     2,166      1,443      1,506
     Decrease in other liabilities...........      (103)      (545)      (406)
                                               --------   --------   --------
     Net cash provided by operating
        activities...........................    70,912     35,460     26,627
                                               --------   --------   --------

Cash Flows from Investing Activities:
  Oil and gas exploration and
    development expenditures.................   (58,208)   (32,800)   (39,810)
  Acquisition of oil and gas properties......       (55)    (2,877)   (13,253)
  Cash received in connection with
    acquisition..............................     1,058          -          -
  Cash costs of acquisition..................      (250)         -          -
  Proceeds from sale of oil and gas
    properties...............................       341      2,114      3,411
  Other capital expenditures.................      (422)      (685)      (601)
                                               --------   --------   --------
     Net cash used by investing
        activities                              (57,536)   (34,248)   (50,253)
                                               --------   --------   --------

Cash Flows From Financing Activities:
  Long-term borrowings.......................         -      7,000     25,000
  Payments on long-term debt.................   (18,200)    (7,000)         -
  Payments to acquire treasury stock.........       (36)        (3)        (3)
  Proceeds from issuance of common stock.....     5,519        158          -
                                               --------   --------   --------
     Net cash provided (used) by
        financing activities.................   (12,717)       155     24,997
                                               --------   --------   --------

Net Increase in Cash
  and Cash Equivalents.......................       659      1,367      1,371

Cash and Cash Equivalents at Beginning
  of Year....................................     6,087      4,720      3,349
                                               --------   --------   --------
Cash and Cash Equivalents at End of Year.....  $  6,746   $  6,087   $  4,720
                                               ========   ========   ========


          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                          KEY PRODUCTION COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                                      ------------
                           ASSETS                                 2000             1999
                                                                  -----            ----
                                                            (In thousands, except share data)
Current Assets:
     Cash and cash equivalents..............................   $   6,746        $  6,087
     Receivables............................................      25,028          12,206
     Prepaid expenses and other.............................       1,572           1,223
                                                               ---------        --------
                                                                  33,346          19,516
                                                               ---------        --------

Oil and Gas Properties, on the basis of
   full cost accounting:
     Proved properties......................................     307,882         223,285
     Unproved properties and properties
       under development, not being amortized...............      21,284          18,104
                                                               ---------        --------
                                                                 329,166         241,389
     Less - accumulated depreciation,
     depletion and amortization.............................    (120,337)        (85,990)
                                                               ---------        --------
                                                                 208,829         155,399
                                                               ---------        --------

Other Assets, net...........................................       1,979           1,942
                                                               ---------        --------
                                                               $ 244,154        $176,857
                                                               =========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable.......................................   $  16,963        $ 13,189
     Accrued exploration and development....................       4,726           2,388
     Accrued lease operating expense and other..............       4,282           1,901
                                                               ---------        --------
                                                                  25,971          17,478
                                                               ---------        --------

Long-Term Debt..............................................      44,000          60,000
                                                               ---------        --------

Deferred Income Taxes.......................................      35,548          21,855
                                                               ---------        --------

Other Liabilities...........................................         548             651
                                                               ---------        --------

Commitments and Contingencies (Notes 6 and 7)

Stockholders' Equity:
   Common stock, $.25 par value, 50,000,000 shares
     authorized; 14,223,775 and 11,820,190 shares
     issued, respectively...................................       3,556           2,955
   Paid-in capital..........................................      71,122          37,557
   Retained earnings........................................      66,513          38,518
   Treasury stock at cost, 303,138 and 232,887
     shares, respectively...................................      (3,104)         (2,157)
                                                               ---------        --------
                                                                 138,087          76,873
                                                               ---------        --------
                                                               $ 244,154        $176,857
                                                               =========        ========

          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                          KEY PRODUCTION COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                      Common Stock                            Treasury Stock       Total
                                ---------------------   Paid-in   Retained   ----------------   Stockholders'
                                   Shares      Amount   Capital   Earnings   Shares    Amount       Equity
                                -------------  ------   --------  ---------  -------  -------   --------------
                                                                 (In thousands)
Balance, December 31, 1997            11,776   $2,944   $37,380    $27,165     (278)  $(2,578)       $ 64,911
  Net income.....................          -        -         -      4,595        -         -           4,595
  Common stock issued for
     option exercises............          2        1         7          -        -         -               8
  Common stock issued
     as compensation.............          -        -        19        (23)      18       174             170
  Common stock reacquired........          -        -         -          -        -        (3)             (3)
                                      ------   ------   -------    -------     ----   -------        --------
Balance, December 31, 1998            11,778    2,945    37,406     31,737     (260)   (2,407)         69,681
   Net income....................          -        -         -      6,804        -         -           6,804
   Common stock issued for
     option exercises............         42       10       144          -        -         -             154
   Common stock issued
     as compensation.............          -        -         7        (23)      27       252             236
   Common stock reacquired.......          -        -         -          -        -        (2)             (2)
                                      ------   ------   -------    -------     ----   -------        --------
Balance, December 31, 1999            11,820    2,955    37,557     38,518     (233)   (2,157)         76,873
   Net income....................          -        -         -     27,995        -         -          27,995
   Common stock and stock
     options issued for
   Columbus acquisition..........      1,363      341    24,787          -        -         -          25,128
     Common stock issued for
     option exercises............      1,210      302     6,190          -        -         -           6,492
   Income tax benefit from
     stock options exercised.....          -        -     4,783          -        -         -           4,783
   Common stock issued
     as compensation.............          -        -        64          -       12       117             181
   Common stock reacquired.......       (169)     (42)   (2,259)         -      (82)   (1,064)         (3,365)
                                      ------   ------   -------    -------     ----   -------        --------
Balance, December 31, 2000            14,224   $3,556   $71,122    $66,513     (303)  $(3,104)       $138,087
                                      ======   ======   =======    =======     ====   =======        ========

          The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements
                   are an integral part of these statements.

                         KEY PRODUCTION COMPANY, INC.

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Description of Our Business

     We are an independent energy company engaged in the exploration, development, acquisition, and production of oil and gas in the continental United States. Our primary focus areas are the Anadarko Basin of Oklahoma, south Louisiana, the Mississippi Salt Basin, northern California, and the Rocky Mountain region.

Basis of Presentation

     We are presenting the accounts of Key and its subsidiaries in the accompanying consolidated financial statements. All intercompany accounts and transactions were eliminated in consolidation. The balance sheet as of December 31, 2000, includes the accounts of Columbus Energy Corporation (Columbus), which became a wholly-owned subsidiary on December 29, 2000.

Use of Estimates

     We rely on estimates and assumptions made by our management to prepare financial statements in conformity with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

     We use the full cost method of accounting for our investment in oil and gas properties. As prescribed by full cost accounting rules, we capitalize all costs associated with property acquisition, exploration, and development activities. Our exploration and development costs include dry hole costs, geological and geophysical costs, direct overhead related to exploration and development activities and other costs incurred for the purpose of finding oil and gas reserves. We also capitalize salaries and benefits paid to employees directly involved in the exploration and development of oil and gas properties as well as other internal costs that can be specifically identified with acquisition, exploration, and development activities.

     We amortize our capitalized costs using the future gross revenue method based on rolling average reserve prices. The quarterly provision for depreciation, depletion and amortization (DD&A) is calculated by multiplying the quarter's oil and gas revenues by an overall rate determined by dividing the total unamortized cost of oil and gas properties including estimated future development costs (excluding the cost of investments in unproved and unevaluated properties) by the total estimated future oil and gas revenues.

     In accordance with full cost accounting rules, we are subject to a limitation on capitalized costs. The capitalized cost of our oil and gas properties, net of accumulated DD&A may not exceed the estimated future net cash flows from proved oil and gas reserves discounted at 10 percent, plus the lower of cost or fair market value of unproved properties as adjusted for related tax effects (the "full cost ceiling test limitation"). If our capitalized costs exceed this limit, the excess must be charged to DD&A expense. We have never recorded a "ceiling" write-down of capitalized costs.

     The costs of certain unevaluated leasehold acreage and wells being drilled are not being amortized. On a quarterly basis, we assess costs not being amortized for possible impairments or reductions in value. If a reduction in value has occurred, the portion of the carrying cost in excess of the current value is included in the costs subject to amortization. Interest expense related to undeveloped properties is also capitalized. Financing costs were reduced by capitalized interest of $1,712,000, $1,397,000, and $1,456,000 in 2000, 1999 and
1998, respectively.

     Office furniture and equipment are recorded at cost and depreciated on a straight line basis over the estimated useful lives of the assets, which range from five to 10 years.

Revenue Recognition

     We use the sales method of accounting for natural gas revenues. Under this method, revenue recognition is based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which Key is entitled based on its interests in the properties. Differences between volumes sold and entitlement volumes create gas imbalances. These imbalances are reflected as adjustments to reported gas reserves and future cash flows in our supplemental oil and gas disclosures. Adjustments for gas imbalances reduced Key's proved gas reserves by approximately 2 percent at December 31, 2000. Revenue is deferred and a liability recorded for those properties where the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup their entitled share through production. We recognize revenue from oil based on actual volumes sold to purchasers.

Net Income Per Common Share

     We compute basic net income per share by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if potential common stock (stock options) are assumed to have been exercised. We use the treasury stock method to determine the number of shares converted. Calculations of net income per common share are illustrated in Note 9.

Cash and Cash Equivalents

     We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. These investments earned an average of 6.0 and 3.4 percent rates of interest at December 31, 2000 and 1999, respectively, with cost approximating market.

Financial Instruments

     Our financial investments consist of cash, trade receivables, trade payables and long-term debt. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments. The carrying value of long-term debt approximates fair value because the debt is variable rate and re-prices periodically.

Income Taxes

     We utilize an asset and liability approach to account for income taxes. A deferred tax liability or asset is determined based on the temporary differences between the financial reporting basis and tax basis of assets and liabilities as measured by the enacted tax rates. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

General and Administrative Expense

     General and administrative expenses are reported net of amounts billed to the working interest owners of Key-operated oil and gas properties, and net of amounts capitalized pursuant to full cost accounting rules. We capitalized costs of $5.0, $4.6, and $5.4 million in 2000, 1999, and 1998, respectively.

Hedging and Related Activities

     We have never used hedging arrangements or other financial instruments to mitigate changes in market-based commodity prices or interest rates. As a result, adoption of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001 will have no impact on the financial statements.

Comprehensive Income

     There is no difference between our net income and comprehensive income. Therefore, we are not including a comprehensive income disclosure that would be required by SFAS No. 130, "Reporting Comprehensive Income."

Reclassification

     We reclassified a few prior year amounts to conform to the current year presentation.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACQUISITION OF COLUMBUS ENERGY CORP.

     On December 29, 2000, we consummated a merger with Columbus Energy Corp. (Columbus). In this transaction we acquired all the outstanding common stock of Columbus in a tax-free reorganization pursuant to which Columbus became a wholly-owned subsidiary of Key. Each outstanding share of Columbus common stock was converted into 0.355 shares of Key common stock. The acquisition has been accounted for by the purchase method and, accordingly, Columbus' results of operations have been included in our consolidated statement of income from the effective date of the acquisition. Our consolidated balance sheet dated December 31, 2000, includes the assets and liabilities, as well as the adjustments required to record the acquisition in accordance with purchase accounting.

     We issued 1,362,619 shares of Key common stock valued at $18.01 to the Columbus shareholders. The value of the shares was based on the average price of the shares a few days prior to and a few days subsequent to the date the transaction was agreed to and announced. We also issued stock options valued at $.6 million in exchange for outstanding Columbus options. Costs incurred in connection with the transaction were approximately $.3 million.

     The assets acquired and the liabilities assumed in the Columbus acquisition were as follows:(In thousands)

   Assets acquired:
     Cash.........................   $ 1,058
     Current assets...............     4,056
     Oil and gas properties.......    27,267
     Other assets.................       392
                                     -------
                                      32,773

   Liabilities assumed:
     Current liabilities..........   $ 1,633
     Long-term debt...............     2,200
     Non-current liabilities......     3,812
                                     -------
                                       7,645
                                     -------

   Purchase price.................   $25,128
                                     =======

     The following unaudited pro forma financial information presents the combined results of Key and Columbus, and was prepared as if the acquisition had occurred at the beginning of 1999, and carried forward through the period's presented. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.


                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                   2000                  1999
                                                   ----                  ----
     (In thousands, except per share amounts)
     Revenues..................................  $ 115,028             $  66,272
     Net income................................  $  30,300             $   6,206
     Basic earnings per share..................  $    2.25             $     .48
     Diluted earnings per share................  $    2.18             $     .46

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. LONG-TERM DEBT

     In November of 1999, we signed a long-term credit agreement with a group of banks led by Banc of America Securities LLC. It replaced our prior credit arrangement with NationsBank of Texas. The current agreement specifies a maximum loan amount of $150 million and had an aggregate borrowing base of $100 million at the end of 2000. The lenders may periodically re-determine the borrowing base depending upon the value of our oil and gas properties. We may voluntarily select a borrowing base, less than the maximum value our properties would allow, to reduce fees for unused borrowing base capacity.

     In anticipation of closing the Columbus merger, the credit agreement was amended on November 15, 2000. Based on the combined reserves of Key and Columbus, the amendment increased the borrowing base to $100 million, from the initial base of $85 million. If the re-determined borrowing base falls below the outstanding loan amount, the banks may request repayment of the excess amount. At December 31, 2000, we had $44 million outstanding and $56 million unused and available on the credit facility.

     The agreement has a maturity date of January 1, 2006, including a revolving period that ends on July 1, 2002. At that point, if not amended before then, the outstanding loan amount converts to a term loan and we must commence quarterly principal payments.

     At our option, interest on amounts borrowed is calculated based on London Interbank Offered Rates (LIBOR) or the Base Rate. Base Rate means the higher of the Federal Funds rate plus 0.5 percent or the prime rate. The interest rate we pay is also predicated on the facility usage ratio (the quotient obtained by dividing the outstanding loan amount by the borrowing base). Pursuant to the terms of the loan agreement, the margin on the interest rate for LIBOR-based loans could range from 1.00-1.75 percent per annum. Similarly, the margin on Base Rate borrowings could range from 0.00-0.50 percent per annum.

     The average interest rate on the outstanding debt at the end of 2000 was
7.65 percent. The loan agreement also provides for a 0.30 -0.40 percent commitment fee (also based on the facility usage ratio) on the average unused portion of the borrowing base in return for the banks' commitment to maintain the availability of those funds.

     We secured this debt with oil and gas assets owned by Key and our subsidiaries. We are also subject to customary covenants and restrictions including limitations on additional borrowings, and minimum working capital and net worth requirements. We are currently in compliance with the covenants of the agreement.

     Aggregate maturities of long-term debt outstanding at December 31, 2000 are as follows:

                       (In thousands)
     2001...........       $     -
     2002...........         6,287
     2003...........        12,571
     2004...........        12,571
     2005...........        12,571
                           -------
                           $44,000
                           =======

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INCOME TAXES

     Deferred tax assets and liabilities are comprised of the following components at December 31, 2000 and 1999:

                                                    2000           1999
                                                    ----           ----
                                                      (In thousands)
Long-term deferred tax assets:
   Operating loss carryforwards.................. $  1,095       $  2,847
   Percentage depletion carryforwards............    1,991            826
   AMT credit carryforward.......................    1,290              -
   Other.........................................      269           (164)
                                                  --------       --------
                                                     4,645          3,509
Valuation allowance..............................     (343)          (711)
                                                  --------       --------
                                                     4,302          2,798

Long-term deferred tax liabilities:
   Depreciation, depletion and amortization......  (39,850)       (24,653)
                                                  --------       --------

   Net deferred income tax liability............. $(35,548)      $(21,855)
                                                  ========       ========

     We had net tax operating loss carryforwards of approximately $1,007,000 at December 31, 2000, which expire in the years 2001 through 2010. A portion of these net operating losses (NOLs), acquired as part of a 1996 acquisition, are subject to annual limitations. We have provided a $343,000 valuation allowance for the portion of these NOLs that we do not believe will be available for use prior to their expiration.

     Income tax expense consisted of the following:

                                            For the Year Ended December 31,
                                            -------------------------------
                                             2000        1999        1998
                                             ----        ----        ----
                                                    (In thousands)
Current taxes:
   Federal...............................   $   971     $     -     $     -
   State.................................        85          78         297
Deferred taxes...........................    15,385       4,093       2,520
                                            -------     -------     -------
   Total tax provision on income            $16,441     $ 4,171     $ 2,817
                                            =======     =======     =======

     A reconciliation of the statutory income tax rate to the effective rate is as follows:

                                               2000        1999        1998
                                               ----        ----        ----
Statutory income tax rate...................   35.0%       34.0%       34.0%
State income taxes, net of Federal benefit..    4.0         4.0         4.0
Other.......................................   (2.0)          -           -
                                               ----        ----        ----
                                               37.0%       38.0%       38.0%
                                               ====        ====        ====

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure of Cash Flow Information

                                           For the Year Ended December 31,
                                           -------------------------------
                                            2000         1999        1998
                                            ----         ----        ----
                                                   (In thousands)
     Cash paid during the year for:
      Interest (net of amounts
       capitalized: $1,712, $1,397 and
        $1,456, respectively)............. $2,547       $2,703      $1,144
     Income taxes (net of refunds
      received)........................... $  221       $   78      $ (147)

Noncash Transactions

     Also in 2000, officers and directors of Key exercised 1,210,166 million non-qualified stock options. In connection with these transactions, we received total proceeds of $6.5 million. Approximately $5.5 million of the proceeds was cash and the balance of the proceeds was noncash. The noncash portion was in the form of mature (held longer than six months) Key common stock, which was recorded as treasury stock at market value. In connection with the exercise of stock options, we issued 1,040,966 shares of stock after withholding 169,200 shares valued at $2.3 million to cover the tax withholding liability. The shares withheld are included in common stock reacquired and do not have an impact on cash flows from investing activities.

5. STOCK OPTIONS

     The Key Production Company, Inc. 1992 Stock Option Plan reserves 2,000,000 shares of common stock for issuance to the Company's officers and employees. A total of 778,667 options were outstanding at year-end. The options expire at various dates through 2010 and are at prices ranging from $9.69 to $13.31 per share.

     The Key Production Company, Inc. Stock Option Plan for Non-Employee Directors reserves 360,000 shares of common stock for issuance to the Company's non-employee directors. There were 94,167 options outstanding at December 31, 2000. These options were granted at exercise prices from $2.88 to $12.00 and expire at various dates through 2008.

     Our chief executive officer exercised options to purchase 500,000 shares in May of 2000. These options were granted in 1992 in accordance with the terms of his employment agreement at an exercise price of $3.00.

     In connection with the Columbus merger, we reserve 214,000 shares of common stock for issuance to former Columbus stock option holders. Each option that was outstanding immediately prior to the merger was converted into a fully vested option to purchase 0.355 shares of Key common stock for each Columbus share covered by the option. We issued 179,011 options to purchase Key common stock, which expire at the end of 2001.

    All options granted had an exercise price equal to or above the market price on the date of grant. Subject to accelerated vesting under certain circumstances such as death of the employee or change in control of the Company, one-third of the options vest in each of the three years following the date of grant.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following table summarizes the changes in stock options for the year, the number of common shares available for grant and the number of outstanding options vested at year-end.

                                                    2000
                                           ----------------------
                                                        Weighted-
                                                         Average
                                           Number of    Exercise
                                            Options       Price
                                           ----------   ---------

   Outstanding at beginning of year.......  1,958,000   $    7.11
   Granted................................    125,000   $   13.31
   Exercised.............................. (1,210,166)  $    5.36
   Issued in Columbus merger..............    179,011   $   18.69
                                           ----------
   Outstanding at end of year.............  1,051,845   $   11.86
                                           ==========
   Options exercisable at end of year.....    586,845   $   12.75
                                           ==========
   Available for grant at end of year.....    791,500
                                           ==========


                                                    1999
                                           ----------------------
                                                        Weighted-
                                                         Average
                                           Number of    Exercise
                                            Options       Price
                                           ----------   ---------

   Outstanding at beginning of year.......  1,540,000   $    6.30
   Granted................................    490,000   $    9.69
   Exercised..............................    (42,000)  $    3.76
   Forfeited..............................    (30,000)  $   11.38
                                           ----------
   Outstanding at end of year.............  1,958,000   $    7.11
                                           ==========
   Exercisable at end of year.............  1,269,666   $    5.45
                                           ==========
   Available for grant at end of year.....    702,500
                                           ==========


                                                    1998
                                           ----------------------
                                                        Weighted-
                                                         Average
                                           Number of    Exercise
                                            Options       Price
                                           ----------   ---------

   Outstanding at beginning of year.......  1,479,500   $    6.07
   Granted................................     62,500   $   11.75
   Exercised..............................     (2,000)  $    4.13
                                           ----------
   Outstanding at end of year.............  1,540,000   $    6.30
                                           ==========
   Exercisable at end of year.............  1,129,167   $    4.48
                                           ==========
   Available for grant at end of year.....  1,162,500
                                           ==========

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table summarizes information about the stock options outstanding at December 31, 2000:

                                              Options Outstanding    Options Exercisable
                                              -------------------    -------------------
                                              Weighted
                                               Average    Weighted               Weighted
                  Range of                    Remaining   Average                Average
 Year             Exercise        Number     Contractual  Exercise    Number     Exercise
Granted            Prices       Outstanding     Life       Price    Exercisable   Price
-------            ------       -----------     ----       -----    -----------   -----

1992            $        2.88        45,000   2.0 years    $ 2.88      45,000     $ 2.88
1997            $       11.38       272,500   6.8 years    $11.38     272,500     $11.38
1998            $       12.00        26,667   7.4 years    $12.00      13,333     $12.00
1999            $        9.69       403,667   8.7 years    $ 9.69      77,001     $ 9.69
2000            $13.31-$22.09       304,011   4.7 years    $16.48     179,011     $18.69
                                  ---------  ----------    ------     -------     ------
                                  1,051,845   6.3 years    $11.86     586,845     $12.75
                                  =========  ==========    ======     =======     ======

     The options granted in 2000 include options to purchase 179,011 shares at prices ranging from $15.67 to $22.09 issued in connection with the merger with Columbus.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) was adopted by the Company as of December 31, 1996. This Statement establishes a fair value method of accounting for stock-based compensation plans either through recognition or disclosure. SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided that pro forma results of operations are disclosed for those options granted beginning January 1, 1995. We account for our stock-based compensation plans under APB Opinion No. 25, and related interpretations, under which no compensation cost has been recognized for the Stock Option Plans. If compensation costs had been determined in accordance with SFAS No. 123, our net income and net income per common share would approximate the following pro forma amounts:



                                      For the Year Ended December 31,
                                      -------------------------------
                                       2000         1999        1998
                                       ----         ----        ----
                                  (In thousands, except per share amounts)
Net income:
   As reported...................      27,995       6,804       4,595
                                      =======      ======      ======
   Pro forma.....................      27,327       6,025       4,029
                                      =======      ======      ======

Net income per common share:
   Basic:
   As reported...................     $  2.32      $  .59      $  .40
                                      =======      ======      ======
   Pro forma.....................     $  2.26      $  .52      $  .35
                                      =======      ======      ======

   Diluted:
   As reported...................     $  2.23      $  .56      $  .38
                                      =======      ======      ======
   Pro forma.....................     $  2.18      $  .50      $  .33
                                      =======      ======      ======

       For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions for: risk-free interest rate of 5.5 to 6.6 percent, expected weighted-average lives of five years, expected volatility of 47 percent, and no expected dividends.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. EMPLOYEE BENEFIT PLANS

     Retirement Plan-We provide a 401(k) retirement/savings plan for all employees. Participants may contribute up to 10 percent of their compensation, and we match contributions up to 4 percent of their compensation. Our contribution is made in the form of Key common stock. Employees vest in the Company's contribution at the rate of 25 percent per year. Total expenses for our matching contribution were $189,096, $155,485, and $169,714 in 2000, 1999 and 1998 respectively.

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

     The administrative, compliance and legal costs associated with administering these plans are paid by Key. Such expenses were not significant in 2000, 1999, or 1998.

7. COMMITMENTS AND CONTINGENCIES

     Lease Commitments-We have lease commitments for office space with varying expiration dates through 2002. Rental expense was $400,886, $387,216, and $407,039 for 2000, 1999, and 1998, respectively.

     As of December 31, 2000, minimum rental commitments under these leases are payable in the following years:

     2001............     $366,241
     2002............      116,760
     2003............       12,848
                          --------
                          $495,849
                          ========

     Litigation - We are involved in litigation claims and are subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of our management that all claims and litigation involving the Company are not likely to have a material adverse effect on our financial position, results of operation or cash flows.

     Environmental - We are not aware of any environmental claims existing as of December 31, 2000, which would have a material impact upon the Company's financial condition, results of operations or cash flows.

8. CONCENTRATION OF CREDIT RISK

     Most of our accounts receivable balances are uncollateralized and result from transactions with other companies in the oil and gas industry. This concentration of customers may impact our overall credit risk because our customers may be similarly affected by changes in economic or other conditions within the industry.

                         KEY PRODUCTION COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following major customers purchased 10 percent or more of our oil and gas production:

                                                                                For the Year Ended December 31,
                                                                                -------------------------------
                           Purchaser                                              2000         1999       1998
                           ---------                                              ----         ----       ----
  Enogex Services Corporation (formerly Transok, LLC)....................            17%         18%        21%
  EOTT Energy Corp.......................................................            14%          -          -
  Plains All American (formerly Scurlock Permian Corporation)............            13%         16%        22%
  Enserco Energy, Inc....................................................             6%          4%        13%
  Tosco Refining & Marketing.............................................             -          10%        14%
  ProEnergy Marketing....................................................             -           6%        11%

In January 1997, Key signed a five-year agreement with Transok, LLC., now Enogex Services Corporation (Enogex). Under this arrangement, Enogex gathers the majority of our Mid-Continent gas production.

9. EARNINGS PER SHARE

     A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2000, 1999 and 1998 is presented in the table below:


(In thousands, except per share amounts)                   2000
                                             -----------------------------
                                             Income     Shares   Per Share
                                             ------     -------  ---------
Basic:
 Income available to common stockholders...  $27,995     12,075     $2.32
                                                                    =====
Effect of dilutive securities-
 Stock options.............................        -        462
                                             -------     ------

Diluted:
 Income available to common stockholders,
 including assumed conversions.............  $27,995     12,537     $2.23
                                             =======     ======     =====

                                                           1999
                                             -----------------------------
                                             Income     Shares   Per Share
                                             -------    -------  ----------
Basic:
 Income available to common stockholders...  $ 6,804     11,537     $ .59
                                                                    =====

Effect of dilutive securities-
 Stock options.............................        -        574
                                             -------     ------

Diluted:
 Income available to common stockholders,
 including assumed conversions.............  $ 6,804     12,111     $ .56
                                             =======     ======     =====

                                                           1998
                                             -----------------------------
                                             Income     Shares   Per Share
                                             -------    -------  ---------
Basic:
 Income available to common stockholders...  $ 4,595     11,509     $ .40
                                                                    =====

Effect of dilutive securities-
 Stock options.............................        -        631
                                             -------     ------

Diluted:
 Income available to common stockholders,
 including assumed conversions.............  $ 4,595     12,140     $ .38
                                             =======     ======     =====

                         KEY PRODUCTION COMPANY, INC.

                     SUPPLEMENTAL OIL AND GAS DISCLOSURES

     Oil and Gas Operations-The following tables contain direct revenue and cost information relating to our oil and gas exploration and production activities for the periods indicated. We have no long-term supply or purchase agreements with governments or authorities in which we act as producer.


                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                                2000        1999          1998
                                                                ----        ----          ----
                                                             (In thousands, except percentages)
Oil and gas revenues from production.................        $ 99,368       $ 55,798       $37,413
                                                             --------       --------       -------
Operating costs:
     Depreciation, depletion and amortization........          34,347         28,238        15,833
     Lease operating.................................          10,965          8,951         8,874
     Production taxes................................           3,526          2,623         2,409
     Income taxes....................................          18,696          6,075         3,913
                                                             --------       --------       -------
                                                               67,534         45,887        31,029
                                                             --------       --------       -------
Results of operations from oil and gas
     producing activities............................        $ 31,834       $  9,911       $ 6,384
                                                             ========       ========       =======

Amortization rate as a percentage
     of revenues.....................................            34.6%          50.6%          2.3%
                                                             ========       ========       =======

     Capitalized Costs Incurred-The following table sets forth the capitalized costs incurred in our oil and gas production, exploration and development activities.

                                                              For the Year Ended December 31,
                                                              -------------------------------
                                                               2000          1999       1998
                                                               ----          ----       ----
                                                                       (In thousands)
Costs incurred during the year:
  Acquisition of properties
     Proved.........................................         $27,571         $ 1,986        $ 9,605
     Unproved.......................................           1,488             891          3,648
  Exploration.......................................          20,636          15,977         16,780
  Development.... ..................................          38,423          15,602         25,396
                                                             -------         -------        -------
    Oil and gas expenditures........................          88,118          34,456         55,429
  Property sales....................................            (341)         (2,114)        (3,411)
                                                             -------         -------        -------
                                                             $87,777         $32,342        $52,018
                                                             =======         =======        =======

     Costs Not Being Amortized-The following table summarizes oil and gas property costs not being amortized at December 31, 2000, by year that the costs were incurred:

                         2000............  $11,081
                         1999............    2,402
                         1998............    2,696
                         1997 and prior..    5,105
                                           -------
                                           $21,284
                                           =======

     We expect the majority of these costs to be evaluated, and to become subject to amortization within the next three years.

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. All of our reserves are located in the continental or offshore United States.

                                               Gas in Million Cubic Feet           Oil in Thousands of Barrels
                                               -------------------------           ---------------------------
                                             2000         1999         1998       2000         1999        1998
                                             ----         ----         ----       ----         ----        ----
Total proved reserves-
  Developed and undeveloped
     Beginning of year..........            79,351       82,956       69,543        9,220       7,022      6,213
  Revisions of previous
     estimates..................             3,822       (1,951)       8,523         (205)      1,740       (282)
  Extensions and
     discoveries................            19,488       10,849       16,560        1,011       1,575        910
  Purchases of
     reserves...................             9,408        1,567          971          784         258      1,159
  Production....................           (13,855)     (14,070)     (12,600)      (1,534)     (1,375)      (965)
  Sales of properties...........                 -            -          (41)           -           -        (13)
                                          --------     --------     --------      -------     -------     ------
  End of year...................            98,214       79,351       82,956        9,276       9,220      7,022
                                          ========     ========     ========      =======     =======     ======

Proved developed reserves-
  Beginning of year.............            77,048       82,337       67,771        8,916       7,012      6,197
  End of year...................            97,564       77,048       82,337        9,268       8,916      7,012

Year-end price used in
  calculation of future
  net cash flows................          $  10.45     $   2.16     $   2.01      $ 24.17     $ 23.68     $ 9.75

     Standardized Measure Of Future Net Cash Flows (Unaudited)-Future cash flows are based on year-end prices except in those instances where the sale of gas is covered by contract terms providing for determinable escalations. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

     The following table presents information concerning future net cash flows from the production of oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to permanent differences and credits, which, under current laws, relate to oil and gas producing activities. This information does not purport to present the fair market value of Key's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that will result under the assumptions used.

     Discounted Future Net Cash Flows and Changes Relating to Proved Reserves at December 31,

                                                                                2000      1999       1998
                                                                                ----      ----       ----
                                                                                       (In thousands)
     Cash inflows..........................................                 $1,260,864   $ 403,480   $252,148
     Production costs......................................                   (231,130)   (116,487)   (78,822)
     Development costs.....................................                     (5,755)     (7,005)    (3,209)
     Income tax expense....................................                   (310,432)    (61,117)   (22,143)
                                                                            ----------   ---------   --------
     Net cash flows........................................                    713,547     218,871    147,974
     10% annual discount rate..............................                   (258,616)    (71,896)   (43,752)
                                                                            ----------   ---------   --------
     Standardized measure of discounted
       future net cash flows...............................                 $  454,931   $ 146,975   $104,222
                                                                            ==========   =========   ========
     Discounted future net cash flows
       before income taxes.................................                 $  638,439   $ 185,204   $118,419
                                                                            ==========   =========   ========

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                   For the Year Ended December 31,
                                                  -------------------------------
                                                 2000           1999          1998
                                                 ----           ----          ----
                                                          (In thousands)
Sales, net of production costs............      $ (84,877)  $(44,224)     $(26,130)
Net change in prices and production.......        339,123     53,947       (27,302)
Extensions, discoveries and improved
     recovery, net of related costs.......        151,512     38,721        30,580
Change in future development costs........          4,563      1,187         1,857
Revision of quantities....................         11,121     11,876         6,800
Accretion of discount.....................         18,520     11,842        12,172
Change in income taxes....................       (145,279)   (24,033)        8,269
Purchases of reserves in place............         57,618      5,547         9,025
Sales of properties.......................              -          -          (155)
Change in production rates and other......        (44,345)   (12,110)      (10,147)
                                                ---------   --------      --------
                                                $ 307,956   $ 42,753      $  4,969
                                                =========   ========      ========

     Impact of Pricing (Unaudited)-The estimates of cash flows and reserve quantities shown above are based on year-end oil and gas prices, except in those cases where future gas sales are covered by contracts at specified prices. Fluctuations are largely due to the seasonal pricing nature of natural gas, supply perceptions for natural gas and significant worldwide volatility in oil prices.

     Under SEC rules, companies that follow full cost accounting methods are required to make quarterly "ceiling test" calculations. Under this test, capitalized costs of oil and gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower cost or fair market value of unproved properties, as adjusted for related tax effects and deferred tax reserves. We calculate the projected income tax effect using the "year-by-year" method for purposes of the supplemental oil and gas disclosures and use the "short-cut" method for the "ceiling test" calculation. Application of these rules during periods of relatively low oil and gas prices, even if of short-term duration, may result in write-downs.

                UNAUDITED SUPPLEMENTAL QUARTERLY FINANCIAL DATA

                                                       First     Second      Third     Fourth      Total
                                                       -----     ------      -----     ------      -----
                                                           (In thousands, except for per share data)
2000
----
Revenues........................................      $19,333    $21,744    $27,354    $31,389    $99,820
Expenses, net...................................       15,144     16,476     18,843     21,362     71,825
                                                      -------    -------    -------    -------    -------
Net income......................................      $ 4,189    $ 5,268    $ 8,511    $10,027    $27,995
                                                      =======    =======    =======    =======    =======
Basic earnings per
     common share*..............................      $   .36    $   .44    $   .69    $   .80    $  2.32
                                                      =======    =======    =======    =======    =======
Diluted earnings per
     common share*..............................      $   .34    $   .43    $   .67    $   .77    $  2.23
                                                      =======    =======    =======    =======    =======

1999
----
Revenues........................................      $10,005    $11,884    $15,828    $18,541     56,258
Expenses, net...................................        9,420     11,128     14,056     14,850     49,454
                                                      -------    -------    -------    -------    -------
Net income......................................      $   585    $   756    $ 1,772    $ 3,691    $ 6,804
                                                      =======    =======    =======    =======    =======
Basic earnings per
     common share...............................      $   .05    $   .07    $   .15    $   .32    $   .59
                                                      =======    =======    =======    =======    =======
Diluted earnings per
     common share...............................      $   .05    $   .06    $   .15    $   .30    $   .56
                                                      =======    =======    =======    =======    =======

* The sum of the individual quarterly net income per common share amounts may not agree with year-to-date net income per common share because each period's computation is based on the weighted average number of shares outstanding during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Information About Nominees for Election as Directors" in the Company's proxy statement relating to the Company's 2001 annual meeting of stockholders (Proxy Statement) is incorporated herein by reference. Certain information with regard to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

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
          10-K.

          Report of Independent Auditors for the year ended December 31, 2000.

          Report of Independent Auditors for the years ended December 31, 1999 and 1998.

          Statements of income for the years ended December 31, 2000, 1999 and 1998.

          Statements of cash flows for the years ended December 31, 2000, 1999 and 1998.

          Balance sheets as of December 31, 2000 and 1999.

          Statements of changes in stockholders' equity for the years ended December 31, 2000, 1999 and 1998.

          Summary of significant accounting policies.

          Notes to financial statements.

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

     Exhibit No.         Description
     -------------------------------

          3.1    --      Certificate of Incorporation of the Registrant
                         (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, registration no. 33-23533 filed with the SEC on August
                         5, 1988).

          3.2    --      Amendment to Certificate of Incorporation of the
                         Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4, registration no. 33-23533 filed with the SEC on August
                         5, 1988).

     *    3.3    --      Second amendment to Certificate of Incorporation of the
                         Registrant, dated June 13, 2000.

          3.4    --      Bylaws of the Registrant, as amended and restated on
                         June 8, 1995 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended
                         June 30, 1995, file no. 0-17162).

          4.1    --      Form of Common Stock Certificate (incorporated by
                         reference to Exhibit 4.12 to the Registrant's Amendment
                         No. 1 to Registration Statement on Form S-4, registration no. 33-23533 filed with the SEC on August
                         15, 1988).

     +    10.1   --      Key Production Company, Inc. 1992 Stock Option Plan
                         (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the fiscal year ended
                         December 31, 1992, file no. 0-17162).

     +    10.2   --      Key Production Company, Inc. Stock Option Plan for Non-
                         Employee Directors, (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

     +    10.3   --      Key Production Company, Inc. 401(k) Plan (incorporated
                         by reference to Exhibit 10.10 to the Registrant's Form
                         10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

     +    10.4   --      Key Production Company, Inc. Income Continuance Plan,
                         dated effective June 1, 1994 (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, file no. 0-17162).

     +    10.5.1 --      Amendment No. 1 to the Key Production Company, Inc.
                         1992 Stock Option Plan, dated March 14, 1997
                         (incorporated by reference to Exhibit 10.21.1 to the Registrant's Form 10-Q for the period ended June 30,
                         1998, file no. 0-17162).

     +    10.5.2 --      Amendment No. 1 to the Key Production Company, Inc.
                         Stock Option Plan for Non-Employee Directors, dated
                         January 27, 1997 (incorporated by reference to Exhibit
                         10.21.2 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

     +    10.5.3 --      Amendment No. 2 to the Key Production Company, Inc.
                         Stock Option Plan for Non-Employee Directors, dated
                         March 14, 1997 (incorporated by reference to Exhibit
                         10.21.3 to the Registrant's Form 10-Q for the period ended June 30, 1998, file no. 0-17162).

     +    10.5.4 --      Amendment No. 3 to the Key Production Company, Inc.
                         Stock Option Plan for Non-Employee Directors, dated May
                         7, 1998 (incorporated by reference to Exhibit 10.21.4 to the Registrant's Form 10-Q for the period ended June
                         30, 1998, file no. 0-17162).

     *    10.6  --   Credit Agreement, dated as of November 12, 1999, among Key
                     Production Company, Inc., the Lenders party thereto, Bank of America N.A., as Administrative Agent, Bank One NA, as
                     Documentation Agent, Banc of America Securities LLC, as
                     Lead Arranger and Book Manager.

     *    10.7  --   First Amendment to Credit Agreement, dated as of November
                     15, 2000, among Key Production Company, Inc., Bank of
                     America N.A., as Agent, and the Lenders under the Credit
                     Agreement.

     *    23.1  --   Consent of KPMG LLP, dated March 27, 2001.

     *    23.2  --   Consent of Arthur Andersen LLP, dated March 27, 2001.

(b)  Reports on Form 8-K:

     On November 3, 2000, we filed a report dated November 2, 2000, on Form 8-K. The Form 8-K announced our third quarter earnings.

     On December 1, 2000, we filed a report dated November 30, 2000, on Form 8-K. The Form 8-K announced a change in our Certifying Independent Accountants.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                     KEY PRODUCTION COMPANY, INC.


                                     By: /s/ F.H. Merelli
                                         -------------------------------------
                                         F.H. Merelli
Date: April 02, 2001                     Chairman and Chief Executive Officer
--------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                        Date
     ---------                      -----                        ----

  /s/ F.H. Merelli           Director, Chairman, and             April 02, 2001
--------------------------   Chief Executive Officer             --------------
  F.H. Merelli               (Principal Executive Officer)


  /s/ Monroe W. Robertson    President and Chief Operating       April 02, 2001
--------------------------   Officer                             --------------
  Monroe W. Robertson


  /s/ Paul Korus             Vice President and Chief            April 02, 2001
-------------------------    Financial Officer                   --------------
  Paul Korus                 (Principal Financial Officer)




  /s/ Sherri M. Nitta        Director, Financial Reporting       April 02, 2001
-------------------------    (Principal Accounting Officer)      --------------
  Sherri M. Nitta



  /s/ Cortlandt S. Dietler   Director                            April 02, 2001
--------------------------                                       --------------
  Cortlandt S. Dietler



  /s/ L. Paul Teague         Director                            April 02, 2001
-------------------------                                        --------------
  L. Paul Teague