Form 10-Q
period 2001-03-31
KEY PRODUCTION CO INC
filed 2001-05-15
CIK 837290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ______________


                       Commission file number __001-11769
                                                ---------


                         KEY PRODUCTION COMPANY, INC.
                         ----------------------------
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

                YES     X         NO  _____
                        -

The number of shares of Key Production Company, Inc. common stock, $.25 par value, outstanding as of March 31, 2001, is 13,973,001.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                          KEY PRODUCTION COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     For the Three Months
                                                         Ended March 31,
                                                     --------------------

(In thousands, except per share data)                   2001       2000
                                                       -------   -------

Revenues:
 Gas sales...................................          $28,771   $ 8,409
 Oil sales...................................           10,703    10,463
 Plant product sales.........................              249       362
 Other.......................................               48        99
                                                       -------   -------
                                                        39,771    19,333
                                                       -------   -------

Expenses:
 Depreciation, depletion and
   amortization..............................           11,223     7,944
 Lease operating.............................            3,852     2,647
 Production taxes............................            2,486       631
 General and administrative..................              851       720
 Financing costs:
   Interest expense..........................              693     1,132
   Capitalized interest......................             (351)     (342)
   Interest income...........................              (73)      (48)
                                                       -------   -------
                                                        18,681    12,684
                                                       -------   -------

Income Before Income Taxes...................           21,090     6,649

Provision for income taxes...................            7,770     2,460
                                                       -------   -------

Net Income...................................          $13,320   $ 4,189
                                                       =======   =======

Basic earnings per share.....................          $   .95   $   .36
                                                       =======   =======

Diluted earnings per share...................          $   .92   $   .34
                                                       =======   =======

Weighted average common shares outstanding...           13,961    11,595
                                                       =======   =======

Weighted average diluted shares outstanding..           14,433    12,202
                                                       =======   =======




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          KEY PRODUCTION COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       For the Three Months
                                                          Ended March 31,
                                                       ---------------------
(In thousands)                                             2001       2000
                                                         --------   --------
Cash Flows from Operating Activities:
 Net income.....................................         $ 13,320   $  4,189
 Adjustment to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization.....           11,223      7,944
   Common stock issued as compensation..........              112         60
   Amortization of unearned compensation........               40          -
   Deferred income taxes........................            3,645      2,194
   Income tax benefit related to stock
     options exercised..........................              217          -
 Changes in operating assets and liabilities:
   Increase in receivables......................           (5,024)    (1,956)
   Decrease in prepaid expenses and other.......              153        643
   Increase (decrease) in accounts payable and
     accrued expenses...........................            8,168       (658)
   Increase in other liabilities................                9        301
                                                         --------   --------
   Net cash provided by operating activities....           31,863     12,717
                                                         --------   --------

Cash Flows from Investing Activities:
 Oil and gas exploration and development
   expenditures.................................          (26,114)   (11,861)
 Acquisition of proved oil and gas properties...              (36)       (80)
 Purchase adjustments to acquisition............              703          -
 Proceeds from sale of oil and gas properties...                1         53
 Other capital expenditures.....................             (121)       (69)
                                                         --------   --------
 Net cash used by investing activities..........          (25,567)   (11,957)
                                                         --------   --------


Cash Flows From Financing Activities:
 Payments on long-term debt.....................          (12,000)    (3,000)
 Payments to acquire treasury stock.............               (6)        (1)
 Proceeds from issuance of common stock.........              380         23
                                                         --------   --------
 Net cash provided (used) by financing
   activities...................................          (11,626)    (2,978)
                                                         --------   --------

Net Decrease in Cash and Cash Equivalents.......           (5,330)    (2,218)

Cash and Cash Equivalents at Beginning of Year..            6,746      6,087
                                                         --------   --------

Cash and Cash Equivalents at End of Period......         $  1,416   $  3,869
                                                         ========   ========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          KEY PRODUCTION COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               March 31,   December 31,
(In thousands)                                    2001           2000
                                               ---------   ------------
             ASSETS

Current Assets:
 Cash and cash equivalents...................  $   1,416      $   6,746
 Receivables.................................     30,052         25,028
 Prepaid expenses and other..................      1,419          1,572
                                               ---------      ---------
                                                  32,887         33,346
                                               ---------      ---------

Oil and Gas Properties, on the basis of
 full cost accounting:
   Proved properties.........................    331,017        307,882
   Unproved properties and properties
     under development, not being amortized..     22,914         21,284
                                               ---------      ---------
                                                 353,931        329,166
   Less - accumulated depreciation,
     depletion and amortization..............   (131,320)      (120,337)
                                               ---------      ---------
                                                 222,611        208,829
                                               ---------      ---------

Other Assets, net............................      1,806          1,979
                                               ---------      ---------
                                               $ 257,304      $ 244,154
                                               =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable............................  $  22,505      $  16,963
 Accrued exploration and development.........      4,045          4,726
 Accrued lease operating expense and other...      9,306          4,282
                                               ---------      ---------
                                                  35,856         25,971
                                               ---------      ---------

Long-Term Debt...............................     32,000         44,000
                                               ---------      ---------

Deferred Income Taxes........................     36,910         35,548
                                               ---------      ---------

Other Liabilities............................        557            548
                                               ---------      ---------

Stockholders' Equity:
 Common stock, $.25 par value, 50,000,000
   shares authorized, 14,254,911 and
   14,223,775 shares issued, respectively....      3,564          3,556
 Paid-in capital.............................     71,874         71,122
 Unearned compensation.......................       (398)             -
 Retained earnings...........................     79,833         66,513
 Treasury stock at cost, 281,910 and
   303,138 shares, respectively..............     (2,892)        (3,104)
                                               ---------      ---------
                                                 151,981        138,087
                                               ---------      ---------
                                               $ 257,304      $ 244,154
                                               =========      =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          KEY PRODUCTION COMPANY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                Shares of                                                  Treasury      Total
                              Common Stock    Common    Paid-in     Unearned     Retained   Stock    Stockholders'
                               Outstanding     Stock    Capital   Compensation   Earnings  at Cost       Equity
                              -------------  ---------  --------  -------------  --------  --------  --------------
                                                                 (In thousands)

Balance, December 31, 2000          13,921     $3,556   $71,122          $   -    $66,513  $(3,104)       $138,087
 Net income..................            -          -         -              -     13,320        -          13,320
 Common stock issued for
  options exercised..........           36          9       431              -          -        -             440
 Income tax benefit from
  stock options exercised....            -          -       217              -          -        -             217
 Common stock issued
  as compensation............           21          -         4              -          -       54              58
 Common stock reacquired.....           (5)        (1)     (174)             -          -       (6)           (181)
 Unearned compensation
  related to restricted
  stock awards...............            -          -       274           (438)         -      164               -
 Amortization of unearned
  compensation...............            -          -         -             40          -        -              40
                                    ------   --------   -------   ------------   --------  -------        --------
Balance, March 31, 2001             13,973     $3,564   $71,874          $(398)   $79,833  $(2,892)       $151,981
                                    ======   ========   =======   ============   ========  =======        ========




          The accompanying notes to consolidated financial statements are an integral part of these statements.

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

Income Taxes
------------

     Income tax expense consisted of the following:

                         Three Months Ended March 31,
                         ------------------------------

                           2001              2000
                          ------            ------
     Current Taxes:
       Federal........    $3,691            $    -
       State..........       434               266

     Deferred Taxes...     3,645             2,194
                          ------            ------

                          $7,770            $2,460
                          ======            ======

Earnings Per Share
------------------

     The components of basic and diluted net income per common share for the periods ended March 31, 2001 and 2000 are presented in the table below:


(In thousands, except per share amounts)                        2001
                                                    ---------------------------
                                                    Income   Shares   Per Share
                                                    -------  -------  ---------
Basic:
 Income available to common stockholders..........  $13,320   13,961      $ .95
                                                                      =========

Effect of dilutive securities:
 Stock Options....................................        -      472
                                                    -------  -------

Diluted:
 Income available to common stockholders,
  including assumed conversions...................  $13,320   14,433      $ .92
                                                    =======  =======  =========


                                                                2000
                                                    ---------------------------
                                                    Income   Shares   Per Share
                                                    -------  -------  ---------
Basic:
 Income available to common stockholders..........  $ 4,189   11,595      $ .36
                                                                      =========

Effect of dilutive securities:
 Stock Options....................................        -      607
                                                    -------  -------

Diluted:
 Income available to common stockholders,
  including assumed conversions...................  $ 4,189   12,202      $ .34
                                                    =======  =======  =========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

                                                       For the Three Months
                                                         Ended March 31,
                                                    ---------------------------
                                                       2001                2000
                                                    -------           ---------
                                                           (In thousands)
Cash paid during the period for:
 Interest (net of amounts capitalized
  $351 and $342, respectively)....................  $   349           $   803
 Income taxes (net of refunds received)...........  $ 1,114           $     1

Long-Term Debt

     We have a long-term credit agreement with a group of banks led by Banc of America Securities LLC. The agreement specifies a maximum loan amount of $150 million and had an aggregate borrowing base of $100 million at March 31, 2001. The lenders may periodically re-determine the borrowing base depending upon the value of our oil and gas properties. We may voluntarily select a borrowing base, less than the maximum value our properties would allow, to reduce fees for unused borrowing base capacity. If the borrowing base falls below the outstanding loan amount, the banks may request repayment of the excess amount. At March 31, 2001, we had $32 million outstanding and $68 million unused and available on the credit facility.

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

Reclassification
----------------

     Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the classification used in fiscal year 2001.

Pro Forma Financial Information- Acquisition of Columbus Energy Corp.
---------------------------------------------------------------------

     On December 29, 2000, we consummated a merger with Columbus Energy Corp (Columbus). In this transaction we acquired all the outstanding common stock of Columbus in a tax-free reorganization pursuant to which Columbus became a wholly-owned subsidiary of Key.

     The following unaudited pro forma financial information presents the combined results of Key and Columbus, and was prepared as if the acquisition had occurred at the beginning of 2000, and carried forward through the period presented. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                                     For the Three Months
                                                     Ended March 31, 2000
                                                 ----------------------------
     (In thousands, except per share amounts)          As Reported  Pro Forma
                                                 -----------------  ---------
     Revenues..................................            $19,333    $22,073
     Net Income................................            $ 4,189    $ 4,379
     Basic earnings per share..................            $   .36       $.34
     Diluted earnings per share................            $   .34       $.32

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

     Production volumes and price statistics are summarized below:

                                 For the Three Months
                                    Ended March 31,
                                 --------------------
                                 2001          2000
                                 ----          ----
Gas Volume - Mcf per day......   42,326       38,055
Gas Price - Per Mcf...........  $  7.55      $  2.43
Oil Volume - Barrels per day..    4,427        4,268
Oil Price - Per barrel........  $ 26.86      $ 26.94

     Revenues for the three months ended March 31, 2001 increased by $20.4 million, or 106 percent, to $39.8 million from $19.3 million for the same period in 2000. Almost all of the improvement was from gas sales, which increased by 242 percent to $28.8 million in 2001 from $8.4 million in 2000. Our first quarter 2001 average realized gas price increased by 211 percent to $7.55 per Mcf, compared to $2.43 per Mcf in 2000. The $5.12 per Mcf increment added approximately $19.5 million to gas sales. Price increases were supplemented by an 11 percent increase in daily gas production volumes to 42.3 MMcf per day in 2001 from 38.1 MMcf per day in 2000. The producing properties we acquired in the Columbus merger contributed 6.4 Mcf per day to our total gas volumes.

     Oil sales increased by $.2 million, or 2 percent, and plant product revenues decreased by $.1 million. Daily oil volumes rose 4 percent to 4,427 barrels per day in 2001 from 4,268 barrels per day in 2000, while our oil average price was 1 percent lower at $26.86 per barrel versus $26.94 per barrel during the first three months of 2000. First quarter 2001 oil production includes 339 barrels per day from the Columbus properties.

     Combined oil and gas volumes rose seven percent to 68.9 MMcfe versus 63.7 MMcfe during the first quarter of 2000. Aggregate production grew because natural reservoir declines were more than offset by volumes added by the Columbus acquisition and new wells drilled in our Mid-Continent and Gulf Coast regions.

     Our analysis indicates that the oil and gas prices we receive tend to follow changes in overall domestic natural gas prices and worldwide oil prices. Market analysts and economists point to many factors that influence energy prices including: weather, economic growth, geopolitical events, Organization of Petroleum Exporting Countries production policies, electricity demand and others. Natural gas prices in the U.S. are also influenced by specific market factors in the various geographic regions from which gas is produced. Because we produce a small amount of gas in California, where market conditions have been extremely tight, our composite gas price increased by a greater amount this quarter than overall U.S. gas prices. One of the commonly used benchmark prices for oil is West Texas Intermediate (WTI) as reported in the Wall Street Journal. The slight change in our realized oil price generally reflects the change in the WTI price, adjusted for transportation and quality differential.

     We have not entered into any derivative contracts or hedges with respect to our production. As a result, the prices we receive reflect the full impact of market forces.

     In the first three months of 2001, our revenues came from the following product mix: 72 percent gas, 27 percent oil and 1 percent plant products. This compares to 44 percent gas, 54 percent oil and 2 percent plant products a year earlier. If you look at our total production volumes for the first three months of 2001, 39 percent of our output is oil and 61 percent is gas. Production for the same period of 2000 was 40 percent oil and 60 percent gas.

     Other revenues were approximately $48,000 and $99,000 in 2001 and 2000, respectively. For the periods presented, the most significant source of other revenue was income from our two gas gathering systems in California. The decrease in gathering income reflects declining production from our northwest Blosser and northwest Malton wells.

Costs and Expenses

     Depreciation, depletion and amortization (DD&A) expense increased nearly 41 percent between the first quarters of 2001 and 2000. Part of the increase can be attributed to the 107 percent increase in oil and gas sales. The increase resulting from higher sales was partially offset by a decrease in the depletion rate. Our depletion rate as a percentage of oil and gas sales decreased to 27.6 percent from 40.3 percent in 2000. We use the future gross revenue method and rolling average prices to compute DD&A expense. Higher product prices over the last year, for both oil and gas, are helping to lower the depletion rate.

DD&A also includes $.2 million of depreciation of fixed assets and amortization of financing costs associated with our credit facility.

     Lease operating expense (LOE) increased 46 percent to $3.9 million in the first quarter of 2001 from $2.6 million in the first quarter of 2000. On a unit of production basis, first quarter LOE increased to $.62 per Mcfe in 2001 from $.46 per Mcfe in 2000. Some reasons for the increase in LOE are: 1) we have added more wells through the Columbus acquisition and our drilling program, 2)we are doing more workovers, repair and maintenance to boost production, 3) higher prices are increasing property values and, as a result, we are paying more ad valorem taxes, and 4) there are upward cost pressures resulting from heightened competition for oil-field services.

     Production taxes for the first quarter of 2001 increased nearly three times to $2.5 million from $.6 million last year. The tax for 2001 equates to 6.3 percent of oil and gas sales, or $.40 per Mcfe. This compares to three percent of sales and $.11 per Mcfe in 2000. The rise in production tax expense is primarily attributable to: 1) the 242 percent increase in gas revenues, 2) as an outgrowth of the Columbus merger, a greater proportion of our gas sales are from properties in Texas, where the production severence tax rate is higher than our previous blended average, and 3) a non-recurring item reduced first quarter 2000 production taxes by $395,000.

     General and administrative expense (G&A) increased 18 percent between the first quarters of 2001 and 2000. With a seven percent increase in aggregate production, this translates to $.14 and $.12 per Mcfe in 2001 and 2000, respectively. Most of the G&A variance was the result of higher employee compensation and benefit expense. We had 70 employees prior to the Columbus acquisition in the fourth quarter of 2000. We finished the first quarter of 2001 with 85 employees. As prescribed by full cost accounting rules, we capitalize direct overhead related to exploration and development activities.

     Interest expense before capitalization was $.7 and $1.1 million for the first three months of 2001 and 2000, respectively. We capitalized interest of $.4 and $.3 million for those same periods. These capitalized amounts are for borrowings associated with undeveloped leasehold. We paid less interest in the first three months of 2001 because we have paid down $12 million of long-term debt since the end of the year, or $25 million since March of 2000.

     Income tax expense totaled $7.8 million for the first three months of 2001 versus $2.5 million a year earlier.

     Net income for the three months ended March 31, 2001 increased 217 percent to $13.3 million compared with $4.2 million in the first quarter of 2000. Earnings per diluted share were $.92 in the first quarter of 2001 versus $.34 for the same period last year. The positive variances in net income and earnings per share were primarily attributable to a $20.3 million increase in gas sales, partially offset by increases of $6.0 million in expenses and $5.3 in income taxes. Weighted average diluted shares outstanding also increased by 20%, mostly owing to the shares issued for the Columbus merger.

Cash Flow and Liquidity

     The oil and gas business is a capital intensive industry. As such, we continually need cash to fund exploration, development, and acquisition activities and to pay trade commitments related to operations. Our primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

     We generated cash from operating activities of $31.9 million in the first quarter of 2001. This was two and one half times the $12.7 million reported for the same period of 2000. Most of the increase was a consequence of higher gas volumes and prices in 2001.

     Cash expenditures for exploration and development (E&D) in the first quarter of 2001 totaled $26.1 million, or 82 percent of cash from operating activities. We participated in drilling 33 gross wells, with an overall success rate of 67 percent. Twenty-three of the wells drilled this quarter were in the Mid-Continent region, primarily in the Anadarko basin. The other wells were in the Mississippi Salt Basin, California and Wyoming. We funded these projects with cash from operating activities. In the first quarter of 2000, we made cash expenditures for E&D of $11.9 million, or 93 percent of cash from operating activities.

     Using cash flow from operating activities and cash on hand at year-end 2000, we paid down $12 million of long-term debt during the first quarter of 2001. At March 31, 2001, we had outstanding debt of $32 million and $68 million of unused borrowing capacity under our existing bank credit facility.

     We believe that net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities. At March 31, 2001, we had material commitments of approximately $1.6 million. All of the commitments were routine and were made in the normal course of our business.

Future Trends

     Industry conditions often change from year to year. Oil and gas prices rise and fall, acquisition opportunities may be plentiful or scarce, competition for drilling prospects may come and go, and economic and natural resource policies evolve. Through all the changes, we remain committed to the same primary goal. That goal is to increase shareholder value and grow the company profitably. Our strategy is to increase our oil and gas reserves and production through our exploration and development efforts and to supplement this growth with acquisitions or mergers that meet our economic criteria.

     We currently plan to invest $65-70 million in exploration and development during 2001. The amount and allocation of our future capital expenditures will depend on a number of factors, including the impact of oil and gas prices on investment opportunities and available cash flow, the availability of drilling rigs and other oil-field services, the rate at which we can evaluate potential drilling projects, and the number and size of attractive acquisition opportunities. A portion of this budget is also contingent on the success of certain exploratory wells. We plan to fund these expenditures with cash provided by operating activities, supplemented, if necessary, by borrowings under our bank line of credit.

     Our drilling efforts are focused in the following areas: the Anadarko Basin of western Oklahoma, the Mississippi Salt Basin, south Louisiana, south Texas, the Sacramento Basin of northern California and in Wyoming. We will continue to drill a mixture of low, moderate, and high-risk wells. In the first quarter, we drilled 33 gross wells. Twenty-two of those wells, or 67 percent, are productive. We drilled those wells in the following geographic regions: 23 wells in the Mid-Continent, 6 wells in the Gulf Coast, and 4 wells in the Western region.

     If oil and gas prices remain as strong as they have been in recent months, we will also use some of our available cash flow to pay down additional long-term debt and to make estimated federal income tax payments. The amount of taxes that we have to pay will depend on the level of prices we receive for oil and gas, the amount of intangible drilling costs we incur and many other factors. If payments are required for tax obligations, we expect to fund those payments with cash provided by operating activities or funds available under our existing credit facility.

     Throughout the year, we plan to actively look for acquisition opportunities and to pursue merger candidates with the economic and strategic attributes needed to facilitate our profitable growth.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Fluctuations
------------------

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

Interest Rate Risk
------------------

     Our reported earnings are impacted by changes in interest rates. Any fluctuation in interest rates will directly affect the amount of interest expense. At March 31, 2001, we had $32 million of long-term debt outstanding at an average interest rate of 6.17 percent. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin set out in our debt agreement. Assuming there is no change in the balance outstanding during 2001, a ten percent change in the average interest rate would impact annual interest expense by approximately $197,000. As the interest rate is variable and is reflective of current market conditions, the carrying value of our long-term debt approximates its fair value.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning Key's outlook for the remainder of 2001 with regard to production levels, price realizations, expenditures for exploration and development, plans for funding operations and capital expenditures, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements.

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

PART II - OTHER INFORMATION
---------------------------


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

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

         On January 10, 2001, we filed a report on Form 8-K dated December 29, 2000. The Form 8-K announced that on December 29, 2000, we completed our acquisition of Columbus Energy Corp. pursuant to the terms of our merger agreement dated August 28, 2000.

         On January 15, 2001, we filed a report on Form 8-K. The Form 8-K announced that we engaged the accounting firm of KPMG LLP on January 15, 2001, as the principal accountant to audit our financial statements.

         On March 1, we filed a report dated February 28 2001, on Form 8-K. The Form 8-K announced earnings for the quarter ended December 31, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated May 15, 2001


                              KEY PRODUCTION COMPANY, INC.



                              /s/ Paul Korus
                              ----------------------------------------------
                              Paul Korus
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)



                              /s/ Sherri M. Nitta
                              ----------------------------------------------
                              Sherri M. Nitta
                              Director, Financial Reporting
                              (Principal Accounting Officer)