Form 10-Q
period 2001-06-30
KEY PRODUCTION CO INC
filed 2001-08-13
CIK 837290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period ended June 30, 2001
                          Commission file No. 001-11769



                          KEY PRODUCTION COMPANY, INC.
                       707 Seventeenth Street, Suite 3300
                           Denver, Colorado 80202-3404
                                 (303) 295-3995



     Incorporated in the                          Employer Identification
      State of Delaware                               No. 84-1089744


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of the Company's common stock as of June 30, 2001 is shown below:


                 Title of Class                  Number of Shares Outstanding

     Common Stock, par value $0.25 per share              13,978,666

                          KEY PRODUCTION COMPANY, INC.

                                Table of Contents

                                                                            Page

PART I

Item 1 - Financial Statements

       Consolidated Statements of Income
         For the Three Months Ended June 30, 2001 and June 30, 2000 and
         for the Six Months Ended June 30, 2001 and June 30, 2000              3

       Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 2001 and June 30, 2000              4

       Consolidated Balance Sheets
         As of June 30, 2001 and December 31, 2000                             5

       Consolidated Statements of Stockholders' Equity
         For the Six Months Ended June 30, 2001                                6

       Notes to Consolidated Financial Statements                              7

Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           15


PART II

Item 4 - Submission of Matters to a Vote of Security Holders                  16

Item 6 - Exhibits and Reports on Form 8-K                                     16

                          KEY PRODUCTION COMPANY, INC.

                       Consolidated Statements of Income

                                   (Unaudited)


                                     For the Three Months     For the Six Months
                                       Ended June 30,           Ended June 30,
                                   ---------------------     ---------------------
                                     2001         2000         2001         2000
                                   --------     --------     --------     --------
                                      (In thousands, except per share data)
Revenues:
     Gas sales                     $ 19,700     $ 11,335     $ 48,471     $ 19,744
     Oil sales                        9,789        9,823       20,492       20,286
     Plant product sales                388          476          637          838
     Other                                9          110           57          209
                                   --------     --------     --------     --------
                                     29,886       21,744       69,657       41,077
                                   --------     --------     --------     --------
Operating expenses:
     Depreciation, depletion
        and amortization              8,207        8,320       19,430       16,264
     Lease operating                  4,341        2,908        8,193        5,555
     Production taxes                 1,845          772        4,331        1,403
     General and administrative         847          701        1,698        1,421
     Financing costs:
        Interest expense                500        1,107        1,193        2,239
        Capitalized interest           (306)        (393)        (657)        (735)
        Interest income                 (47)         (33)        (120)         (81)
                                   --------     --------     --------     --------
                                     15,387       13,382       34,068       26,066
                                   --------     --------     --------     --------

Income before income taxes           14,499        8,362       35,589       15,011

Provision for income taxes            5,582        3,094       13,352        5,554
                                   --------     --------     --------     --------

Net income                         $  8,917     $  5,268     $ 22,237     $  9,457
                                   ========     ========     ========     ========

Basic earnings per share           $   0.64     $   0.44     $   1.59     $   0.81
                                   ========     ========     ========     ========

Diluted earnings per share         $   0.62     $   0.43     $   1.54     $   0.77
                                   ========     ========     ========     ========

Weighted average basic shares        13,977       11,901       13,969       11,748
                                   ========     ========     ========     ========

Weighted average diluted shares      14,450       12,222       14,400       12,212
                                   ========     ========     ========     ========

See accompanying notes to consolidated financial statements.

                          KEY PRODUCTION COMPANY, INC.

                      Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 2001 and 2000

                                   (Unaudited)

                                                                      2001        2000
                                                                    --------     --------
                                                                       (In thousands)
Cash flows from operating activities:
     Net income                                                     $ 22,237     $  9,457
     Adjustment to reconcile net income to net cash provided
        by operating activities:
           Depreciation, depletion and amortization                   19,430       16,264
           Deferred income taxes                                       6,758        4,954
           Common stock issued as compensation                           112           60
           Amortization of unearned compensation                          80           --
           Income tax benefit related to stock options exercised         235           --
     Changes in operating assets and liabilities:
           Increase in receivables                                      (259)      (3,633)
           (Increase) decrease in prepaid expenses and other             379         (104)
           Decrease in accounts payable and accrued expenses            (328)      (1,507)
           Increase in other liabilities                                  29          307
                                                                    --------     --------
              Net cash provided by operating activities               48,673       25,798
                                                                    --------     --------

Cash flows from investing activities:
     Oil and gas exploration and development expenditures            (43,529)     (23,872)
     Acquisition of proved oil and gas reserves                         (119)        (121)
     Proceeds from sale of oil and gas properties                          1          127
     Other capital expenditures                                         (230)        (207)
                                                                    --------     --------
              Net cash used by investing activities                  (43,877)     (24,073)
                                                                    --------     --------

Cash flows from financing activities:
     Long-term borrowings                                              2,000           --
     Payments on long-term debt                                      (12,000)      (6,000)
     Payments to acquire treasury stock                                   (9)          (4)
     Proceeds from issuance of common stock                              380        2,294
                                                                    --------     --------
              Net cash used by financing activities                   (9,629)      (3,710)
                                                                    --------     --------

              Net decrease in cash and cash equivalents               (4,833)      (1,985)

Cash and cash equivalents at beginning of year                         6,746        6,087
                                                                    --------     --------

Cash and cash equivalents at end of period                          $  1,913     $  4,102
                                                                    ========     ========


See accompanying notes to consolidated financial statements.

                         KEY PRODUCTION COMPANY, INC.

                          Consolidated Balance Sheets

                                  (Unaudited)

                                                                       June 30,    December 31,
                       Assets                                            2001          2000
                                                                       ---------   ------------
                                                                  (In thousands, except share data)
Current assets:
   Cash and cash equivalents                                           $   1,913     $   6,746
   Receivables                                                            25,287        25,028
   Prepaid expenses and other                                              1,193         1,572
                                                                       ---------     ---------
                                                                          28,393        33,346
                                                                       ---------     ---------

Oil and gas properties, on the basis of full cost accounting:
   Proved properties                                                     353,097       307,882
   Unproved properties and properties under development,
    not being amortized                                                   21,441        21,284
                                                                       ---------     ---------
                                                                         374,538       329,166

   Less - accumulated depreciation, depletion and amortization          (139,261)     (120,337)
                                                                       ---------     ---------
                                                                         235,277       208,829
                                                                       ---------     ---------

Other assets, net                                                          1,649         1,979
                                                                       ---------     ---------
                                                                       $ 265,319     $ 244,154
                                                                       =========     =========

               Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                    $  14,158     $  16,963
   Accrued exploration and development                                     6,399         4,726
   Accrued lease operating expense and other                               6,034         4,282
                                                                       ---------     ---------
                                                                          26,591        25,971
                                                                       ---------     ---------
Long-term debt                                                            34,000        44,000
                                                                       ---------     ---------
Deferred income taxes                                                     43,124        35,548
                                                                       ---------     ---------
Other liabilities                                                            577           548
                                                                       ---------     ---------
Stockholders' equity:
   Common stock, $.25 par value, 50,000,000 shares authorized,
    14,259,621 and 14,223,775 shares issued, respectively                  3,565         3,556
   Paid-in capital                                                        71,954        71,122
   Unearned compensation                                                    (358)           --
   Retained earnings                                                      88,750        66,513
   Treasury stock at cost, 280,955 and 303,138 shares, respectively       (2,884)       (3,104)
                                                                       ---------     ---------
                                                                         161,027       138,087
                                                                       ---------     ---------
                                                                       $ 265,319     $ 244,154
                                                                       =========     =========

See accompanying notes to consolidated financial statements.

                          KEY PRODUCTION COMPANY, INC.

                Consolidated Statements of Stockholders' Equity

                     For the Six Months Ended June 30, 2001

                                   (Unaudited)

                                                                                                                Total
                                           Common       Paid-in       Unearned      Retained     Treasury    Stockholders'
                                           Stock        Capital     Compensation    Earnings      Stock        Equity
                                         ---------     ---------    ------------   ---------    ---------     ---------
                                                                         (In thousands)
Balance, December 31, 2000               $   3,556     $  71,122     $      --     $  66,513    $  (3,104)    $ 138,087

Net income                                      --            --            --        22,237           --        22,237
Common stock issued for
  options exercised                             10           481            --            --           --           491
Income tax benefit related to
  stock options exercised                       --           235            --            --           --           235
Common stock issued as                          --
  compensation                                  --            16            --            --           65            81
Common stock reacquired                         (1)         (174)           --            --           (9)         (184)
Unearned compensation
  related to restricted stock awards            --           274          (438)           --          164            --
Amortization of unearned compensation           --            --            80            --           --            80
                                         ---------     ---------     ---------     ---------    ---------     ---------
Balance, June 30, 2001                   $   3,565     $  71,954     $    (358)    $  88,750    $  (2,884)    $ 161,027
                                         =========     =========     =========     =========    =========     =========

See accompanying notes to consolidated financial statements.

                          KEY PRODUCTION COMPANY, INC.

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying financial statements are unaudited and were prepared from the Company's records. Management believes these financial statements include all adjustments necessary for a fair presentation of the Company's financial position and results of operations. All adjustments are of a normal and recurring nature. The Company prepared these statements on a basis consistent with the annual audited statements and Regulation S-X. Regulation S-X allows the Company to omit some of the footnote and policy disclosures required by accounting principles generally accepted in the United States of America and normally included in annual reports on Form 10-K. These interim financial statements should be read in conjunction with the financial statements, summary of significant accounting policies and notes in the Company's most recent annual report on Form 10-K.

     The accounts of Key and its subsidiaries are presented in the accompanying consolidated financial statements. All intercompany accounts and transactions were eliminated in consolidation.

     Management relies on estimates and assumptions to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the accompanying consolidated financial statements for prior periods have been reclassified to conform to the current year presentation.

(2)  Income Taxes

     Income tax expense consisted of the following:

                                Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                ------------------    ------------------
                                  2001       2000       2001       2000
                                -------    -------    -------    -------
        Current taxes:
            Federal             $ 2,304    $    --    $ 5,995    $    --
            State                   165        334        599        600

        Deferred taxes            3,113      2,760      6,758      4,954
                                -------    -------    -------    -------
                                $ 5,582    $ 3,094    $13,352    $ 5,554
                                =======    =======    =======    =======

(3)  Earnings Per Share

     The calculations of basic and diluted earnings per common share for the periods ended June 30, 2001 and 2000 are presented in the table below:

                                      For the Three Months Ended   For the Six Months Ended
                                      --------------------------   ------------------------
                                           2001       2000              2001        2000
                                        ---------  ---------         ---------   ---------
                                          (In thousands, except per share data)
Basic earnings per share:
  Income available to common
   stockholders                          $ 8,917    $ 5,268           $22,237     $ 9,457
  Weighted average basic shares
   outstanding                            13,977     11,901            13,969      11,748
  Basic earnings per share               $  0.64    $  0.44           $  1.59     $  0.81

Diluted earnings per share:
  Income available to common
   stockholders                          $ 8,917    $ 5,268           $22,237     $ 9,457
  Incremental shares assuming the
   exercise of stock options                 473        321               431         464
  Weighted average diluted shares
   outstanding                            14,450     12,222            14,400      12,212
  Diluted earnings per share             $  0.62    $  0.43           $  1.54     $  0.77


(4)  Supplemental Disclosure of Cash Flow Information


                                            For the Six Months Ended June 30,
                                            ---------------------------------
                                                    2001      2000
                                                  -------   -------
                                                    (In thousands)
Cash paid during the period for:
  Interest (net of interest capitalized of $657
   and $735, respectively)                         $  562    $1,509
  Income taxes (net of refunds received)           $4,328    $   34

(5)  Long-Term Debt

     Key has a long-term credit agreement with a group of banks led by Banc of America Securities LLC. The agreement specifies a maximum loan amount of $150 million and provides that the lenders may periodically re-determine the borrowing base depending upon the value of the Company's oil and gas properties. Key may voluntarily select a borrowing base that is less than the maximum value its properties would allow to reduce fees for unused borrowing base capacity. If the borrowing base falls below the outstanding loan amount, the banks may request repayment of the excess amount. At June 30, 2001, the Company had elected to accept a borrowing base of $90 million, of which $34 million was outstanding and $56 million was unused and available.

     The Company secured this debt with oil and gas assets owned by Key and its subsidiaries. Key is also subject to customary covenants and restrictions including limitations on additional borrowings and minimum working capital and net worth maintenance requirements. Key is currently, and has been since inception, in compliance with the covenants of the agreement.

     The credit agreement has a maturity date of January 1, 2006, including a revolving period that ends on July 1, 2002. If not amended before then, the outstanding loan amount converts to a term loan and the Company must commence quarterly principal payments.

(6)  Pro Forma Financial Information - Acquisition of Columbus Energy Corp.

     On December 29, 2000, the Company consummated a merger with Columbus Energy Corp. (Columbus). In this transaction, the Company acquired all the outstanding common stock of Columbus in a tax-free reorganization pursuant to which Columbus became a wholly-owned subsidiary of Key.

     The following unaudited pro forma financial information presents the combined results of Key and Columbus, and was prepared as if the acquisition had occurred at the beginning of 2000. The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

                                         For the Three Months        For the Six Months
                                          Ended June 30, 2000        Ended June 30, 2000
                                       ------------------------    ------------------------
                                       As reported   Pro forma    As reported    Pro forma
                                       -----------   ---------    -----------    ---------
                                             (In thousands, except per share amounts)
     Revenues                          $    21,744   $  25,075    $    41,077    $  47,148
     Net income                        $     5,268   $   5,573    $     9,457    $   9,808
     Basic earnings per share          $       .44   $     .43    $       .81    $     .75
     Diluted earnings per share        $       .43   $     .41    $       .77    $     .72

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

These risks and uncertainties include, but are not limited to, fluctuations in the price we receive for oil and gas production, reductions in the quantity of oil and gas sold due to decreased industry-wide demand and/or curtailments in production from specific properties due to mechanical, marketing or other problems, operating and capital expenditures that are either significantly higher or lower than anticipated because the actual cost of identified projects varied from original estimates and/or from the number of exploration and development opportunities being greater or fewer than currently anticipated and increased financing costs due to a significant increase in interest rates. These and other risks and uncertainties affecting Key are discussed in greater detail in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Financial Results

                                      For the Three Months         For the Six Months
                                        Ended June 30,                Ended June 30,
                                   ------------------------    ------------------------
    Selected financial data           2001          2000          2001          2000
                                   ----------    ----------    ----------    ----------
                                           (In thousands except per share amounts)
Revenues                           $   29,886    $   21,744    $   69,657    $   41,077
Net income                              8,917         5,268        22,237         9,457
  Per share - basic                       .64           .44          1.59           .81
  Per share - diluted                     .62           .43          1.54           .77

Net Income

Key generated net income of $8.9 million, or $.62 per diluted share for the second quarter of 2001. This represents a 69 percent increase compared with net income of $5.3 million, or $.43 per diluted share, reported for the second quarter of 2000. Results for these periods are based on revenues of $29.9 and $21.7 million, respectively. A 15 percent increase in production volumes and strong natural gas prices contributed to the increases.

For the first six months of 2001, net income and earnings per diluted share more than doubled compared to the same period in 2000. Net income for the six-month periods of 2001 and 2000 was $22.2 and $9.5 million, respectively. Revenue was $69.7 and $41.1 million for the same periods.

Results of Operations

Information about oil and gas sales, production volumes and prices are presented in the following table:

                                  For the Three Months      For the Six Months
                                      Ended June 30,           Ended June 30,
                                ----------------------    ----------------------
                                   2001         2000         2001         2000
                                ---------    ---------    ---------    ---------
                                                  (In thousands)
Gas sales                       $  19,700    $  11,335    $  48,471    $  19,744
Oil sales                           9,789        9,823       20,492       20,286
Plant product sales                   388          476          637          838
                                ---------    ---------    ---------    ---------
    Total oil and gas sales     $  29,877    $  21,634    $  69,600    $  40,868
                                =========    =========    =========    =========

Gas volume - Mcf per day           44,418       36,562       43,378       37,308
Gas price - per Mcf             $    4.87    $    3.41    $    6.17    $    2.91
Oil volume - barrels per day        4,150        3,932        4,288        4,100
Oil price - per barrel          $   25.92    $   27.45    $   26.40    $   27.18



Oil and gas sales revenues climbed 38 percent, or $8.2 million between the second quarters of 2001 and 2000 to reach $29.9 million. Compared to a year earlier, gas sales increased $8.4 million, oil sales were essentially unchanged, and plant product sales dropped slightly. We produced combined oil and gas volumes of 69.3 MMcfe per day in the second quarter of 2001, a 15 percent increase over the 60.2 MMcfe per day produced in the second quarter of 2000.

On a year-to-date basis, oil and gas sales grew by $28.7 million, or 70 percent. Consistent with the quarter results, strong natural gas prices and higher production volumes boosted sales for the first six months of 2001. For the first half of 2001, combined oil and gas production averaged 69.1 MMcfe per day versus
61.9 MMcfe per day in the first half of 2000.

In the second quarter of 2001, gas sales increased $8.4 million, or 74 percent, to $19.7 million. Approximately $5.9 million of the increase was related to higher gas prices. The average realized gas price for the second quarter of 2001 was $4.87 per Mcf, compared to $3.41 per Mcf during the same three months of 2000. Daily gas production rose 21% to 44.4 MMcfe versus 36.6 MMcfe in the second quarter of 2000.

Gas sales for the first six months of 2001 of $48.5 million were nearly two and one-half times that of first half 2000. Gas prices increased to $6.17 per Mcf in 2001 from $2.91 per Mcf in 2000. Higher prices in 2001 added approximately $25.6 million to sales. Daily production increased 16 percent to 43.4 MMcf per day in 2001 from 37.3 MMcf per day in 2000. Gas volumes are higher in 2001 as a result of new production from recent drilling projects and the Columbus acquisition in the fourth quarter of 2000. Our second quarter 2001 gas production includes nearly 4 MMcf per day from the Thomas #3-15 (100 percent working interest), a new well we drilled in western Oklahoma.

Oil sales for both the second quarters of 2001 and 2000 were $9.8 million. A six percent increase in our production offset a six percent decline in the average price received. We produced an average of 4,150 barrels per day in 2001 compared to 3,932 barrels per day in 2000. We realized an average price of $25.92 per barrel in 2001, compared to $27.45 per barrel in 2000.

Oil sales for the first six months of 2001 increased slightly to $20.5 million. Daily oil production in 2001 reached 4,288 barrels per day from 4,100 barrels per day in 2000, for an additional $.8 million of sales. At the same time production was climbing, prices dipped to an average of $26.40 per barrel from $27.18 per barrel in 2000. Decreased prices had a negative impact of $.6 million on six-month oil sales. Our results for 2001 include oil production from the Columbus acquisition as well as new production from our drilling program.

Product sales from gas processing plants decreased 19 percent between the second quarters of 2001 and 2000, and decreased 24 percent between the first six months of 2001 and 1999. Lower prices are the primary reason for the reduction in plant product sales.

We have not entered into any derivative contracts or hedges with respect to our production. As a result, the prices we receive reflect market conditions. We remain unhedged.

As the prices for oil and gas rise and fall, the components of our oil and gas sales fluctuate. In the first six months of 2001, our revenues came from the following product mix: 29 percent oil, 70 percent gas and one percent plant products. This compares to the following mix for the first six months of 2000:
50 percent oil, 48 percent gas and two percent plant products. On a volumetric basis, we produced 37 percent oil and 63 percent gas in 2001. Production for the same period of 2000 was 40 percent oil and 60 percent gas.

Our most significant source of other revenues has been income from our two gas gathering systems in California. The decrease in gathering income between 2001 and 2000 reflects the continued decline in production from our northwest Blosser and northwest Malton wells.

Costs and Expenses

Depreciation, depletion and amortization (DD&A) expense decreased by one percent between the second quarters of 2001 and 2000 even though second quarter oil and gas sales increased by 38 percent. The decrease in DD&A was the direct result of a decrease in the depletion rate. Our depletion rate as a percentage of oil and gas sales decreased to 26.6 percent from 37.3 percent between the second quarters of 2001 and 2000. DD&A for the six-month period increased 19 percent between 2001 and 2000. The depletion rate as a percentage of oil and gas sales averaged 27.2 percent and 38.7 percent for 2001 and 2000, respectively. We use the future gross revenue method and rolling average prices to compute DD&A expense. Higher product prices over the last year, for both oil and gas, have brought the depletion rate down. We also include a small amount of fixed asset depreciation and amortization of financing costs associated with our credit facility in this income statement line.

Between the second quarters of 2001 and 2000, our lease operating expense (LOE) increased by 49 percent. On a unit of production basis, second quarter LOE increased to $.69 per Mcfe in 2001 from $.53 per Mcfe in 2000. Second quarter 2001 LOE included $.7 million of workover expense and $.4 million of estimated ad valorem taxes. Excluding workover expenses, our routine operating expenses on a unit of production basis would be $.58 per Mcfe for the second quarter. For the six months, LOE increased 47 percent between 2001 and 2000. Compared on a unit of production basis, year to date expenses increased 33 percent to $.66 per Mcfe. In summary, LOE increased because: 1) we paid expenses on more wells as a result of the Columbus acquisition and our drilling program, 2) we did more workovers, repairs and maintenance to boost production, 3) high prices at the end of 2000 increased property values and, as a result, we will be paying more ad valorem taxes, and 4) upward cost pressures resulted from heightened competition for oilfield services.

Production taxes for the second quarter of 2001 increased 139 percent to $1.8 million from $.8 million last year. The tax for 2001 equates to 6.2 percent of oil and gas sales, or $.29 per Mcfe. This compares to 3.6 percent of oil and gas sales, or $.14 per Mcfe in 2000. For the six-month periods, production taxes increased to $.35 per Mcfe in 2001 from $.12 per Mcfe in 2000. The rise in production taxes for the quarter and six months was a result of: 1) the 146 percent increase in six-month gas revenues, 2) as an outgrowth of the Columbus merger, a greater proportion of our gas sales are from properties in Texas, where the production/severance tax rate is higher than our previous blended average, and 3) non-recurring adjustments in 2000 reduced second quarter and six-month expense by $.4 million and $.8 million, respectively.

General and administrative (G&A) expense increased 21 percent between the second quarters and 19 percent between the first six months of 2001 and 2000. On a unit basis, second quarter G&A remained flat at $.13 per Mcfe due to the 15 percent increase in production. G&A for the first six months increased slightly to $.14 per Mcfe in 2001 from $.13 per Mcfe in 2000. Most of the G&A variance was the result of higher employee compensation and benefit expense. We had 70 employees prior to the Columbus acquisition in the fourth quarter of 2000. We finished the second quarter of 2001 with 90 employees. As prescribed by full cost accounting rules, we capitalize direct overhead related to exploration and development activities.

Interest expense before capitalization was $1.2 million and $2.2 million for the first six months of 2001 and 2000, respectively. We capitalized interest of $.7 million in each of those periods. The capitalized amounts were for borrowings associated with undeveloped leases. We paid less interest in the first six months of 2001 because we have paid down $10 million of long-term debt since the end of the year ($20 million since June of 2000).

Income tax expense totaled $13.4 million for the first six months of 2001 versus $5.6 million a year earlier. Tax expense was calculated using combined federal and state effective income tax rates of 37.5 percent and 37.0 percent in 2001 and 2000, respectively.

Liquidity and Capital Resources

Liquidity

The oil and gas business is a capital-intensive industry. As such, we continually need cash to fund exploration, development, and acquisition activities and to pay trade commitments related to operations. Our primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

We generated cash from operating activities of $48.7 million in the first six months of 2001. This was almost twice the $25.8 million reported for the same period of 2000. Most of the increase was the result of higher gas volumes and prices in 2001.

Cash expenditures for exploration and development (E&D) in the first six months of 2001 totaled $43.5 million, or 89 percent of cash from operating activities. We participated in drilling 67 gross wells, with an overall success rate of 69 percent. Forty-three of the wells drilled so far in 2001 were in the Mid-Continent region, primarily in the Anadarko basin. We also drilled 15 wells in the Gulf Coast region and nine wells in the Western region, which includes California, Wyoming and North Dakota. We funded these drilling projects with cash from operating activities. In the first six months of 2000, we made cash expenditures for E&D of $23.9 million, or 93 percent of cash from operating activities.

We borrowed $2 million in the second quarter of 2001 to make an estimated federal tax payment. Using cash flow from operating activities and cash on hand at year-end 2000, we paid down $12 million of long-term debt during the first six months of 2001. At June 30, 2001, we had outstanding debt of $34 million and $56 million of unused borrowing capacity under our existing bank credit facility.

We believe that net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities. At June 30, 2001, we had material commitments of approximately $4.4 million. All of the commitments were routine and were made in the normal course of our business.

Future Trends

We remain committed to the goals of growing the company profitably and maximizing shareholder value. To these ends, we are working to develop strategies, implementing plans to accomplish them, and adapt to an ever-changing business environment. One of the things we have done recently is to hire additional people with oil and gas expertise. We have new geologists and engineers that will be working to help Key evaluate more drilling projects. We also opened a district office in Elk City, Oklahoma. This office will oversee production operations in western Oklahoma, north Texas, and Kansas. We want to maximize the output and the profitability of all the wells we operate.

We estimate that we will make exploration and development expenditures of $70-75 million for the year 2001. This investment is slightly higher than the amount discussed in our first quarter 10-Q. Through the first half of 2001, our expenditures for exploration and development were approximately $45 million. The amount and allocation of our future capital expenditures will depend on a number of factors, including the impact of oil and gas prices on investment opportunities and available cash flow, the availability of drilling rigs and other oilfield services, the rate at which we can evaluate potential drilling projects, and the number and size of attractive acquisition opportunities. A portion of this budget is also contingent on the success of certain exploratory wells. We plan to fund these expenditures with cash provided by operating activities, supplemented, if necessary, by borrowings under our bank line of credit.

We plan to focus our drilling efforts in the following areas: the Anadarko Basin of western Oklahoma, the Mississippi Salt Basin, south Louisiana, south Texas, the Sacramento Basin of northern California, and Wyoming. Our strategy is to drill a mixture of low, moderate, and high-risk wells.

We cannot predict where oil and gas prices will be for the remainder of 2001. However, if oil and gas prices remain strong, we plan to use some of our available cash flow to pay down additional long-term debt. We may also need to use available cash resources to make estimated federal income tax payments. The amount of taxes that we have to pay will depend on the level of prices we receive for oil and gas, the amount of intangible drilling costs we incur and many other factors. If payments are required for tax obligations, we expect to fund those payments with cash provided by operating activities or funds available under our existing credit facility.

Throughout the year, we plan to actively look for acquisition opportunities and to pursue merger candidates with economic and strategic attributes that will facilitate our profitable growth.

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

If we wanted to attempt to smooth out the effect of commodity price fluctuations, we could enter into non-speculative hedge arrangements, commodity swap agreements, forward sale contracts, commodity futures, options and other similar agreements relating to natural gas and crude oil. To date, we have not used any of these financial instruments to mitigate commodity price changes.

Interest Rate Risk

Our reported earnings are impacted by changes in interest rates. Any fluctuation in the rate will directly affect the amount of interest expense we report. At June 30, 2001, we had $34 million of long-term debt outstanding at an average interest rate of 5.1 percent. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin predetermined by our debt agreement. Assuming there is no change in the balance outstanding during 2001, a ten percent change in the average interest rate would impact annual interest expense by approximately $86,000. As the interest rate is variable and is reflective of current market conditions, the carrying value of our debt approximates its fair value.

PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS

          None.

ITEM 2. - CHANGES IN SECURITIES

          None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following summarizes the votes at the Company's Annual Meeting of stockholders held on June 14, 2001:

          Election of Directors:

                                          For           Withheld
                                      ----------       ---------
          F.H. Merelli                10,738,846       1,267,161
          Cortlandt S. Dietler        11,943,692          62,315
          L. Paul Teague              11,946,148          59,859
          Paul D. Holleman            11,942,259          63,748

          Approval of the 2001 Equity Incentive Plan:

                         For          Abstain         Against
                      ---------     -----------     -----------
                      6,033,536        81,426        3,131,549

          Ratification of Independent Auditors:

                         For          Abstain         Against
                     ----------     -----------     -----------
                     11,944,887        45,155          15,965


ITEM 5. - OTHER INFORMATION

          None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K:

               On April 30, the Company filed a report on Form 8-K. The Form 8-K announced earnings for the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2001


                                      KEY PRODUCTION COMPANY, INC.


                                      /s/ Paul Korus
                                      ----------------------------
                                      Paul Korus
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)




                                      /s/ Sherri M. Nitta
                                      ----------------------------
                                      Sherri M. Nitta
                                      Director, Financial Reporting
                                      (Principal Accounting Officer)