Form 10-Q
period 2001-09-30
KEY PRODUCTION CO INC
filed 2001-11-09
CIK 837290

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period ended September 30, 2001
                         Commission file No. 001-11769


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

  The number of shares outstanding of the Company's common stock as of September 30, 2001 is shown below:


               Title of Class                Number of Shares Outstanding

  Common Stock, par value $0.25 per share              13,978,487

                         KEY PRODUCTION COMPANY, INC.

                               Table of Contents

                                                                                          Page
PART I

Item 1 - Financial Statements

         Consolidated Statements of Income (Unaudited)
           For the Three Months Ended September 30, 2001 and September 30, 2000 and
           for the Nine Months Ended September 30, 2001 and September 30, 2000               3

         Consolidated Statements of Cash Flows (Unaudited)
           For the Nine Months Ended September 30, 2001 and September 30, 2000               4

         Consolidated Balance Sheets (Unaudited)
           As of September 30, 2001 and December 31, 2000                                    5

         Consolidated Statement of Stockholders' Equity (Unaudited)
           For the Nine Months Ended September 30, 2001                                      6

         Notes to Consolidated Financial Statements                                          7

Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                         17


PART II

Item 6 - Exhibits and Reports on Form 8-K                                                   18

                         KEY PRODUCTION COMPANY, INC.

                       Consolidated Statements of Income

                                  (Unaudited)

                                                   For the Three Months            For the Nine Months
                                                    Ended September 30,            Ended September 30,
                                               -----------------------------   --------------------------
                                                 2001                2000        2001             2000
                                               --------           ----------   --------         ---------
                                                           (In thousands, except per share data)
Revenues:
     Gas sales                                 $  11,913          $  15,005    $ 60,384         $  34,749
     Oil sales                                     9,055             11,925      29,547            32,211
     Plant product sales                             335                356         972             1,194
     Other                                            28                 68          85               277
                                               ---------          ---------    --------         ---------
                                                  21,331             27,354      90,988            68,431
                                               ---------          ---------    --------         ---------

Operating expenses:
     Depreciation, depletion and
        amortization                               6,012              8,917      25,442            25,181
     Lease operating                               4,613              2,480      12,806             8,035
     Production taxes                              1,394              1,102       5,725             2,505
     General and administrative                    1,124                758       2,822             2,179
     Financing costs:
        Interest expense                             438              1,099       1,631             3,338
        Capitalized interest                        (282)              (459)       (939)           (1,194)
        Interest income                              (34)               (53)       (154)             (134)
                                               ---------          ---------    --------         ---------
                                                  13,265             13,844      47,333            39,910
                                               ---------          ---------    --------         ---------
Income before income taxes                         8,066             13,510      43,655            28,521

Provision for income taxes                         3,106              4,999      16,458            10,553
                                               ---------          ---------    --------         ---------
Net income                                     $   4,960          $   8,511    $ 27,197         $  17,968
                                               =========          =========    ========         =========
Basic earnings per share                       $    0.35          $    0.69    $   1.95         $    1.51
                                               =========          =========    ========         =========
Diluted earnings per share                     $    0.35          $    0.67    $   1.90         $    1.45
                                               =========          =========    ========         =========
Weighted average basic shares                     13,978             12,302      13,972            11,934
                                               =========          =========    ========         =========
Weighted average diluted shares                   14,159             12,725      14,320            12,384
                                               =========          =========    ========         =========

See accompanying notes to consolidated financial statements.

                         KEY PRODUCTION COMPANY, INC.

                     Consolidated Statements of Cash Flows

             For the Nine Months Ended September 30, 2001 and 2000

                                  (Unaudited)

                                                                                    2001                 2000
                                                                              ----------------      -------------
                                                                                          (In thousands)
Cash flows from operating activities:
     Net income                                                               $        27,197       $      17,968
     Adjustment to reconcile net income to net cash provided
        by operating activities:
           Depreciation, depletion and amortization                                    25,442              25,181
           Deferred income taxes                                                       13,058               5,526
           Common stock issued as compensation                                            137                 142
           Amortization of unearned compensation                                          120                  --
           Income tax benefit related to stock options exercised                          235               3,886
     Changes in operating assets and liabilities:
           (Increase) decrease in receivables                                           7,607              (5,807)
           (Increase) decrease in prepaid expenses and other                           (1,044)                332
           Increase (decrease) in accounts payable and
              accrued expenses                                                         (7,233)              1,256
           Increase in other liabilities                                                   51                  28
                                                                              ---------------       -------------
                 Net cash provided by operating activities                             65,570              48,512
                                                                              ---------------       -------------
Cash flows from investing activities:
     Oil and gas exploration and development expenditures                             (62,430)            (38,964)
     Acquisition of proved oil and gas reserves                                          (473)               (121)
     Proceeds from sale of oil and gas properties                                          69                 265
     Other capital expenditures                                                          (440)               (330)
                                                                              ---------------       -------------
                 Net cash used by investing activities                                (63,274)            (39,150)
                                                                              ---------------       -------------
Cash flows from financing activities:
     Payments on long-term debt, net                                                   (9,000)            (11,000)
     Payments to acquire treasury stock                                                   (11)                 (8)
     Proceeds from issuance of common stock                                               380               3,972
                                                                              ---------------       -------------
                 Net cash used by financing activities                                 (8,631)             (7,036)
                                                                              ---------------       -------------
                 Net increase (decrease) in cash and cash equivalents                  (6,335)              2,326

Cash and cash equivalents at beginning of year                                          6,746               6,087
                                                                              ---------------       -------------
Cash and cash equivalents at end of period                                    $           411       $       8,413
                                                                              ===============       =============

See accompanying notes to consolidated financial statements.

                         KEY PRODUCTION COMPANY, INC.

                          Consolidated Balance Sheets

                                  (Unaudited)

                                                                                    September 30,         December 31,
                         Assets                                                         2001                  2000
                                                                                  ----------------      ---------------
                                                                                     (In thousands, except share data)
Current assets:
     Cash and cash equivalents                                                    $           411       $         6,746
     Receivables                                                                           17,421                25,028
     Prepaid expenses and other                                                             2,616                 1,572
                                                                                  ---------------       ---------------
                                                                                           20,448                33,346
                                                                                  ---------------       ---------------
Oil and gas properties, on the basis of full cost accounting:
     Proved properties                                                                    365,514               307,882
     Unproved properties and properties under development,
        not being amortized                                                                24,578                21,284
                                                                                  ---------------       ---------------
                                                                                          390,092               329,166

     Less - accumulated depreciation, depletion and amortization                         (145,079)             (120,337)
                                                                                  ---------------       ---------------
                                                                                          245,013               208,829
                                                                                  ---------------       ---------------
Other assets, net                                                                           1,665                 1,979
                                                                                  ---------------       ---------------
                                                                                  $       267,126       $       244,154
                                                                                  ===============       ===============

                    Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                             $         9,795       $        16,963
     Accrued exploration and development                                                    2,764                 4,726
     Accrued lease operating expense and other                                              4,340                 4,282
     Current portion of long-term debt                                                      2,500                    --
                                                                                  ---------------       ---------------
                                                                                           19,399                25,971
                                                                                  ---------------       ---------------
Long-term debt                                                                             32,500                44,000
                                                                                  ---------------       ---------------
Deferred income taxes                                                                      48,605                35,548
                                                                                  ---------------       ---------------
Other liabilities                                                                             599                   548
                                                                                  ---------------       ---------------
Stockholders' equity:
     Common stock, $.25 par value, 50,000,000 shares authorized,
        14,259,621 and 14,223,775 shares issued, respectively                               3,565                 3,556
     Paid-in capital                                                                       71,954                71,122
     Unearned compensation                                                                   (318)                   --
     Retained earnings                                                                     93,710                66,513
     Treasury stock at cost, 281,134 and 303,138 shares, respectively                      (2,888)               (3,104)
                                                                                  ---------------       ---------------
                                                                                          166,023               138,087
                                                                                  ---------------       ---------------

                                                                                  $       267,126       $       244,154
                                                                                  ===============       ===============

See accompanying notes to consolidated financial statements.

                         KEY PRODUCTION COMPANY, INC.

                Consolidated Statement of Stockholders' Equity

                 For the Nine Months Ended September 30, 2001

                                  (Unaudited)

                                                                                                                          Total
                                        Common             Paid-in           Unearned        Retained      Treasury    Stockholders'
                                         Stock             Capital         Compensation      Earnings        Stock         Equity
                                       ----------         ----------     ---------------   -----------   ------------  -------------
                                                                                   (In thousands)
Balance, December 31, 2000             $   3,556          $   71,122         $     --      $    66,513   $    (3,104)   $   138,087

Net income                                    --                  --               --           27,197            --         27,197
Common stock issued for
  options exercised                           10                 481               --               --            --            491
Income tax benefit related to
  stock options exercised                     --                 235               --               --            --            235
Common stock issued as
  compensation                                --                  16               --               --            62             78
Common stock reacquired                       (1)               (174)              --               --           (10)          (185)
Unearned compensation
  related to restricted stock awards          --                 274             (438)              --           164             --
Amortization of unearned compensation         --                  --              120               --            --            120
                                       ---------          ----------         --------      -----------   -----------    -----------
Balance, September 30, 2001            $   3,565          $   71,954         $   (318)     $    93,710   $    (2,888)   $   166,023
                                       =========          ==========         ========      ===========   ===========    ===========

See accompanying notes to consolidated financial statements

                         KEY PRODUCTION COMPANY, INC.

                  Notes to Consolidated Financial Statements

                              September 30, 2001

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

(2)  Income Taxes

     Income tax expense consisted of the following:

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                              -----------------------     ---------------------
                                 2001          2000          2001        2000
                              ----------    ---------     ---------   ---------
     Current taxes:
       Federal                $   (3,026)   $   3,886     $   2,969   $   3,886
       State                        (168)         541           431       1,141

     Deferred taxes                6,300          572        13,058       5,526
                              ----------    ---------     ---------   ---------
                              $    3,106    $   4,999     $  16,458   $  10,553
                              ==========    =========     =========   =========

                         KEY PRODUCTION COMPANY, INC.

                  Notes to Consolidated Financial Statements

                              September 30, 2001

                                  (Unaudited)


(3)  Earnings Per Share

     The calculations of basic and diluted earnings per common share for the periods ended September 30, 2001 and 2000 are presented in the table below:

                                           For the Three Months   For the Nine Months
                                                  Ended                  Ended
                                           --------------------  --------------------
                                              2001       2000       2001       2000
                                           ---------  ---------  ---------  ---------
                                              (In thousands, except per share data)
     Basic earnings per share:
       Income available to common
         stockholders                      $   4,960  $   8,511  $  27,197  $  17,968
       Weighted average basic shares
         outstanding                          13,978     12,302     13,972     11,934
       Basic earnings per share            $    0.35  $    0.69  $    1.95  $    1.51

     Diluted earnings per share:
       Income available to common
         stockholders                      $   4,960  $   8,511  $  27,197  $  17,968
       Incremental shares assuming the
         exercise of stock options               181        423        348        450
       Weighted average diluted shares
         outstanding                          14,159     12,725     14,320     12,384
       Diluted earnings per share          $    0.35  $    0.67  $   1.90  $     1.45

(4)  Supplemental Disclosure of Cash Flow Information

                                                            For the Nine Months
                                                            Ended September 30,
                                                        ------------------------
                                                            2001         2000
                                                        -----------  -----------
                                                               (In thousands)
     Cash paid during the period for:
       Interest (net of interest capitalized of $939
         and $1,194, respectively)                      $       681  $     2,145
       Income taxes (net of refunds received)           $     4,417  $        32

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

                         KEY PRODUCTION COMPANY, INC.

                  Notes to Consolidated Financial Statements

                              September 30, 2001

                                  (Unaudited)


     At September 30, 2001, the Company had elected to accept a borrowing base of $90 million, of which $35 million was outstanding and $55 million was unused and available.

     The Company secured this debt with oil and gas assets owned by Key and its subsidiaries. Key is also subject to customary covenants and restrictions including limitations on additional borrowings and minimum working capital and net worth maintenance requirements. Key is currently, and has been since inception, in compliance with the covenants of the agreement.

     The credit agreement has a maturity date of January 1, 2006, including a revolving period that ends on July 1, 2002. If not amended before then, the outstanding loan amount converts to a term loan and the Company must commence quarterly principal payments. As such, the Company has classified a portion of the loan as current.

(6)  Write-Downs Under the Full Cost Ceiling Test Rules

     Under the full cost accounting rules of the Securities and Exchange Commission (SEC), the Company is required to review the carrying value of its oil and gas properties on a quarterly basis. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related tax effects and deferred tax revenues. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. For interim financial reporting purposes, the SEC rules allow the Company to reduce the amount of the write-down to the extent that prices have recovered subsequent to the end of the fiscal quarter but prior to filing the Company's Form 10-Q. A ceiling test write-down is a non-cash charge to earnings.

     Based on oil and gas prices in effect on September 30, 2001, the unamortized cost of Key's oil and gas properties exceeded the ceiling from its proved oil and gas reserves by approximately $57 million. However, the Company was not required to recognize a charge against its oil and gas properties because gas prices increased sufficiently after September 30, 2001 so that Key's unamortized costs did not exceed the ceiling.

(7)  Pro Forma Financial Information - Acquisition of Columbus Energy Corp.

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

                         KEY PRODUCTION COMPANY, INC.

                  Notes to Consolidated Financial Statements

                              September 30, 2001

                                  (Unaudited)



                              For the Three Months        For the Nine Months
                            Ended September 30, 2000   Ended September 30, 2000
                            ------------------------   ------------------------
                            As reported    Pro forma   As reported    Pro forma
                            -----------   ----------   -----------   ----------
                                  (In thousands, except per share amounts)

Revenues                    $    27,354   $   32,025   $    68,431   $   79,173
Net income                  $     8,511   $    9,084   $    17,968   $   18,892
Basic earnings per share    $      0.69   $     0.66   $      1.51   $     1.42
Diluted earnings per share  $      0.67   $     0.64   $      1.45   $     1.38

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

Financial Results

                                        For the Three Months        For the Nine Months
                                         Ended September 30,        Ended September 30,
                                      ------------------------    -----------------------
        Selected financial data          2001          2000          2001          2000
                                      ---------     ----------    ---------     ---------
                                            (In thousands, except per share amounts)
Revenues                              $  21,331     $   27,354    $  90,988     $   68,431
Net income                                4,960          8,511       27,197         17,968
     Per share - basic                     0.35           0.69         1.95           1.51
     Per share - diluted                   0.35           0.67         1.90           1.45

Net Income

Key generated net income of $4,960, or $.35 per diluted share, for the third quarter of 2001 compared with $8,511, or $.67 per diluted share, for the third quarter of 2000. This represents a decrease of 42 percent in net income. This decrease is based on revenues of $21,331 and $27,354 for the third quarters of 2001 and 2000, respectively. Lower oil and gas prices contributed to the decline.

For the first nine months of 2001, net income was $27,197, or $1.90 per diluted share, a 51 percent increase compared to the same period in 2000 when we had net income of $17,968, or $1.45 per diluted share. Revenue was $90,988 and $68,431 for the first nine months of 2001 and 2000, respectively. Higher gas prices in the first half of the year contributed to the increase in net income and revenues in 2001 compared to 2000.

Results of Operations

Information about oil and gas sales, production volumes and prices are presented in the following table:

                                         For the Three Months        For the Nine Months
                                          Ended September 30,        Ended September 30,
                                       ------------------------    -----------------------
                                          2001           2000         2001          2000
                                       ---------      ---------    ---------     ---------
                                                           (In thousands)
Gas sales                              $  11,913      $  15,005    $  60,384     $  34,749
Oil sales                                  9,055         11,925       29,547        32,211
Plant product sales                          335            356          972         1,194
                                       ---------      ---------    ---------     ---------

     Total oil and gas sales           $  21,303      $  27,286    $  90,903     $  68,154
                                       =========      =========    =========     =========

Gas volume - Mcf per day                  46,172         39,394       44,320        38,009
Gas price - per Mcf                    $    2.80      $    4.14    $    4.99     $    3.34
Oil volume - barrels per day               4,040          4,242        4,204         4,148
Oil price - per barrel                 $   24.37      $   30.55    $   25.74     $   28.34

Oil and gas sales revenues declined 22 percent, or $6.0 million between the third quarters of 2001 and 2000 to $21.3 million. Compared to a year earlier, gas sales decreased $3.1 million, oil sales decreased $2.9 million and plant product sales were essentially unchanged. The decline was due primarily to lower oil and gas prices during the third quarter of 2001. We produced combined oil and gas volumes of 70.4 MMcfe per day in the third quarter of 2001, a 9 percent increase over the 64.8 MMcfe per day produced in the third quarter of 2000.

On a year-to-date basis, oil and gas sales grew by $22.7 million, or 33 percent. Strong natural gas prices in the first half of 2001 and higher production volumes boosted sales for the first nine months of 2001. For the first nine months of 2001, combined oil and gas production averaged 69.5 MMcfe per day versus 62.9 MMcfe per day in the first nine months of 2000.

In the third quarter of 2001, gas sales decreased $3.1 million, or 21 percent, to $11.9 million. Lower gas prices caused a $5.7 million decrease, partially offset by higher production volume. The average realized gas price for the third quarter of 2001 was $2.80 per Mcf, compared to $4.14 per Mcf during the same three months of 2000. Daily gas production rose 17% to 46.2 MMcfe versus 39.4 MMcfe in the third quarter of 2000.

Gas sales for the first nine months of 2001 of $60.4 million were 74 percent greater than that of the first nine months of 2000. Gas prices increased to $4.99 per Mcf in 2001 from $3.34 per Mcf in 2000. Higher prices in the first half of 2001 added approximately $20 million to sales. Daily production increased 17 percent to 44.3 MMcf per day in 2001 from 38.0 MMcf per day in 2000. Gas volumes are higher in 2001 as a result of new production from recent drilling projects and the Columbus acquisition in the fourth quarter of 2000. Our third quarter 2001 gas production includes nearly 6 MMcf per day from wells drilled in 2001.

Oil sales decreased $2.9 million, or 24 percent, to $9.1 million in the third quarter of 2001 compared to the comparable period in 2000. Approximately $2.3 million of the decrease is related to lower oil prices. We produced an average of 4,040 barrels per day in 2001 compared to 4,242 barrels per day in 2000. The slight decrease in oil production for the third quarter of 2001 is due primarily to the Busby #6-12 well's decrease of 322 barrels per day. We realized an average price of $24.37 per barrel in 2001, compared to $30.55 per barrel in 2000.

Oil sales for the first nine months of 2001 decreased $2.7 million, or eight percent, to $29.5 million. Daily oil production in 2001 reached 4,204 barrels per day from 4,148 barrels per day in 2000, for an additional $.3 million of sales. At the same time production was climbing, prices dipped to an average of $25.74 per barrel from $28.34 per barrel in 2000. Decreased prices had a negative impact of $3.0 million on nine-month oil sales. Our results for 2001 include oil production from the Columbus acquisition as well as new production from our drilling program.

Product sales from gas processing plants decreased six percent between the third quarters of 2001 and 2000, and decreased 19 percent between the first nine months of 2001 and 2000. Lower prices are the primary reason for the reduction in plant product sales.

We have not entered into any derivative contracts or hedges with respect to our production. As a result, the prices we receive reflect market conditions. We remain unhedged.

As the prices for oil and gas rise and fall, the components of our oil and gas sales fluctuate. In the first nine months of 2001, our revenues came from the following product mix: 33 percent oil, 66 percent gas and one percent plant products. This compares to the following mix for the first nine months of 2000:
47 percent oil, 51 percent gas and two percent plant products. On a volumetric basis, we produced 36 percent oil and 64 percent gas in 2001. Production for the same period of 2000 was 40 percent oil and 60 percent gas.

Our most significant source of other revenues has been income from our two gas gathering systems in California. The decrease in gathering income between 2001 and 2000 reflects the continued decline in production from our northwest Blosser and northwest Malton wells.

Costs and Expenses

Depreciation, depletion and amortization (DD&A) expense decreased 33 percent between the third quarters of 2001 and 2000. The decrease in DD&A is the direct result of the 22 percent decline in oil and gas sales revenues. Our depletion rate as a percentage of oil and gas sales decreased to 27.3 percent from 31.9 percent between the third quarters of 2001 and 2000. DD&A for the nine-month periods increased 1 percent between 2001 and 2000. The depletion rate as a percentage of oil and gas sales averaged 27.2 percent and 36.0 percent for 2001 and 2000, respectively. We use the future gross revenue method and rolling average prices to compute DD&A expense. Higher product prices over the last year have brought the depletion rate down. We also include a small amount of fixed asset depreciation and amortization of financing costs associated with our credit facility in this income statement line.

Under the full cost accounting rules of the Securities and Exchange Commission
(SEC), we are required to review the carrying value of our oil and gas properties. Under these rules, capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization, and deferred income taxes, may not exceed the present value of estimated future net cash flows from proved oil and gas reserves, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related tax effects and deferred tax revenues. These rules generally require pricing future oil and gas production at the unescalated oil and gas prices in effect at the end of each fiscal quarter and require a write-down if the "ceiling" is exceeded. For interim financial reporting purposes, the SEC rules allow us to reduce the amount of the write-down to the extent prices have recovered subsequent to the end of the fiscal quarter but prior to the filing of the Company's Form 10-Q. A ceiling test write-down is a non-cash charge to earnings.

The risk that we will be required to write-down the carrying value of our oil and gas properties increases when oil and gas prices are depressed or if we have substantial downward revisions in our estimated proved reserves. Application of these rules during periods of relatively low oil or gas prices, even if temporary, increases the probability of a ceiling test write-down. Based on oil and gas prices in effect on September 30, 2001, the unamortized cost of our oil and gas properties exceeded the ceiling from our proved oil and gas reserves by approximately $57 million. However, we were not required to recognize a charge against our oil and gas properties because gas prices increased sufficiently after September 30, 2001 so that Key's unamortized costs did not exceed the ceiling. Because of the volatility of oil and gas prices and, in particular, the relatively low recent prices for oil and gas, no assurance can be given that we will not experience a ceiling test write-down in future quarterly periods.

Between the third quarters of 2001 and 2000, our lease operating expense (LOE) increased by 86 percent. On a unit of production basis, third quarter LOE increased to $.71 per Mcfe in 2001 from $.42 per Mcfe in 2000. Third quarter 2001 LOE included $.5 million of workover expense and $.4 million of estimated ad valorem taxes. Excluding workover expenses, our routine operating expenses on a unit of production basis would be $.63 per Mcfe for the third quarter. For the nine months, LOE increased 59 percent between 2001 and 2000. Compared on a unit of production basis, year to date expenses increased 43 percent to $.67 per Mcfe. In summary, LOE increased because: 1) we paid expenses on more wells as a result of the Columbus acquisition and our drilling program, 2) we did more workovers, repairs and maintenance to boost production, 3) high prices at the end of 2000 increased property values and, as a result, we will be paying more ad valorem taxes, and 4) we experienced upward cost pressures resulting from heightened competition for oilfield services.

Production taxes for the third quarter of 2001 increased 26 percent to $1.4 million from $1.1 million last year. The tax for 2001 equates to 6.5 percent of oil and gas sales, or $.22 per Mcfe. This compares to 4.0 percent of oil and gas sales, or $.18 per Mcfe in 2000. For the nine-month periods, production taxes increased to $.30 per Mcfe in 2001 from $.15 per Mcfe in 2000. The rise in production taxes for the quarter and nine months was a result of: 1) the 74 percent increase in nine-month gas revenues, 2) as an outgrowth of the Columbus merger, a greater proportion of our gas sales are from properties in Texas, where the production/severance tax rate is higher than our previous blended average, and 3) non-recurring adjustments in 2000 reduced the nine-month expense by $.8 million.

General and administrative (G&A) expense increased 48 percent between the third quarters and 30 percent between the first nine months of 2001 and 2000. On a unit basis, third quarter G&A increased to $.17 per Mcfe compared to $.13 Mcfe for the comparable period in 2000 primarily due to an increase in consulting fees of approximately $.5 million. G&A for the first nine months increased slightly to $.15 per Mcfe in 2001 from $.13 per Mcfe in 2000. Most of the G&A variance was the result of higher employee compensation and benefit expense. We had 70 employees prior to the Columbus acquisition in the fourth quarter of 2000. We finished the third quarter of 2001 with 98 employees. As prescribed by the full cost accounting rules, we capitalize direct overhead related to exploration and development activities.

Interest expense before capitalization was $1.6 million and $3.3 million for the first nine months of 2001 and 2000, respectively. We capitalized interest of $.9 million and $1.2 million in 2001 and 2000, respectively. The capitalized amounts were for borrowings associated with undeveloped leases. We paid less interest in the first nine months of 2001 because of average lower interest rates and because we have paid down $9 million of long-term debt since the end of the year ($14 million since September of 2000).

Income tax expense totaled $16.5 million for the first nine months of 2001 versus $10.6 million a year earlier. Tax expense was calculated using combined federal and state effective income tax rates of 38.5 percent and 37.0 percent in 2001 and 2000, respectively.

Liquidity and Capital Resources

Liquidity

The oil and gas business is a capital-intensive industry. As such, we continually need cash to fund exploration, development, and acquisition activities and to pay trade commitments related to operations. Our primary sources of liquidity are cash flows from operating activities and proceeds from financing activities.

We generated cash from operating activities of $65.6 million in the first nine months of 2001, an increase of 35 percent compared to the same period of 2000. Most of the increase was the result of higher gas volumes and prices in 2001.


Cash expenditures for exploration and development (E&D) in the first nine months of 2001 totaled $62.4 million, or 95 percent of cash from operating activities. We participated in drilling 86 gross wells, with an overall success rate of 72 percent. Fifty-one of the wells drilled so far in 2001 were in the Mid-Continent region, primarily in the Anadarko basin. We also drilled 20 wells in the Gulf Coast region and 15 wells in the Western region, which includes California, Wyoming and North Dakota. We funded these drilling projects with cash from operating activities. In the first nine months of 2000, we made cash expenditures for E&D of $39.0 million, or 80 percent of cash from operating activities.

We borrowed $1 million in the third quarter of 2001 to make an advance on the estimated costs of a non-operated well. Using cash flow from operating activities and cash on hand at year-end 2000, we paid down $9 million, net of additional borrowings of $5 million, of long-term debt during the first nine months of 2001. At September 30, 2001, we had outstanding debt of $35 million and $55 million of unused borrowing capacity under our existing bank credit facility.

We believe that net cash generated from operations and amounts available under our existing line of credit will be adequate to meet future liquidity needs, including satisfying our financial obligations and funding our operations and exploration and development activities. At September 30, 2001, we had material commitments of approximately $6.5 million. All of the commitments were routine and were made in the normal course of our business.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, which is effective immediately. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this standard will not impact our current consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this standard will not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Management is currently assessing the impact of this statement on our consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We are currently evaluating the requirements and impact of this statement on our consolidated financial position and results of operations.

Future Trends

We began the fourth quarter with a slightly different perspective on our business. While prices have rebounded since the third quarter, they are still low compared to where they were a year ago. These conditions remind us that we are in a volatile business where there may be price peaks and valleys.

We cannot predict whether the prices will increase or decrease in the next few months. Our strategy is to be flexible enough to adapt to any price environment. If prices were to go down, we might experience a decrease in cash flow, there could be less cash available for exploration and debt repayment, and projects that we have previously planned may be uneconomic in a lower price environment. If price declines were significant, we could be faced with a full cost ceiling write-down of our oil and gas properties.

If prices were to rise, we would have additional cash flow to invest in exploration and development activities and for debt repayment, marginal projects may become economic, and we could potentially have to use cash resources to make estimated federal tax payments.

If faced with a material price increase or decrease, we will revise our plans accordingly. As always, the amount and allocation of our future capital expenditures will depend on a number of factors, including the impact of oil and gas prices on investment opportunities and available cash flow, the availability of drilling rigs and other oilfield services, the rate at which we can evaluate potential drilling projects, and the number and size of attractive acquisition opportunities.

Throughout 2001, we estimated that our exploration and development expenditures would be $70-75 million. Despite the drop in both oil and gas prices, we are on track to make expenditures in this range for the year. Through the first nine months of 2001, our expenditures for exploration and development were approximately $62 million. We anticipate a reduced rate of activity until rig rates and gas prices come back into equilibrium with each other.

On an ongoing basis, we may actively look for acquisition opportunities and merger candidates that would complement our existing exploration and production positions and that have economic and strategic attributes that will facilitate our profitable growth.

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

Interest Rate Risk

Our reported earnings are impacted by changes in interest rates. Any fluctuation in the rate will directly affect the amount of interest expense we report. At September 30, 2001, we had $35 million of debt outstanding at an average interest rate of 4.2 percent. At our election, our interest charges are based on either the prime rate or the LIBOR rate plus a margin predetermined by our debt agreement. Assuming there is no change in the balance outstanding for the remainder of 2001, a ten percent change in the average interest rate would impact annual interest expense by approximately $37,000. As the interest rate is variable and is reflective of current market conditions, the carrying value of our debt approximates its fair value.

PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K:

               On July 31, the Company filed a report on Form 8-K. The Form 8-K announced earnings for the quarter ended June 30, 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 9, 2001


                              KEY PRODUCTION COMPANY, INC.


                              /s/ Paul Korus
                              -----------------------------------------------
                              Paul Korus
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)




                              /s/ Sherri M. Nitta
                              -----------------------------------------------
                              Sherri M. Nitta
                              Director, Financial Reporting
                              (Principal Accounting Officer)